Form 10-Q
period 2001-06-30
SIMPLEX SOLUTIONS INC
filed 2001-08-14
CIK 944702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001	Commission File No. [ ]

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Simplex Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0492528 (I.R.S. Employer Identification Number)

521 ALMANOR AVENUE, SUNNYVALE, CA 94085
(Address of principal executive offices with zip code)

(408) 617-6100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

As of June 30, 2001, 15,037,830 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simplex Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited) (in thousands)

	June 30, 2001	September 30, 2000

ASSETS:

Current assets:

Cash and cash equivalents	$47,045	$7,447

Short-term investments	5,013	—

Accounts receivable, net	12,780	7,142

Prepaid expenses and other current assets	1,364	356

Total current assets	66,202	14,945

Property and equipment, net	4,531	1,742

Other assets	582	891

Intangible assets, net	25,874	4,938

Total assets	$97,189	$22,516

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND WARRANTS AND COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:

Current portion of capital lease obligations	$32	$29

Current portion of notes payable	125	58

Line of credit, net of discount	—	2,442

Accounts payable	2,735	741

Accrued liabilities	806	594

Accrued payroll and related expenses	3,262	2,758

Deferred revenue	6,778	5,654

Total current liabilities	13,738	12,276

Capital lease obligations, net of current portion	—	23

Other long term liabilities	122	—

Notes payable	167	298

Total liabilities	14,027	12,597

Convertible preferred stock and warrants	—	24,251

Common stock and other stockholders’ equity (deficit):

Common stock	15	4

Additional paid-in capital	130,969	17,744

Notes receivable from stockholders	(1,285)	(1,293)

Unearned stock-based compensation	(8,414)	(2,247)

Accumulated other comprehensive income	42	—

Accumulated deficit	(38,165)	(28,540)

Total common stock and other stockholders’ equity (deficit)	83,162	(14,332)

Total liabilities, convertible preferred stock and warrants and common stock and other stockholders’ equity (deficit)	$97,189	$22,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited) (in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenue:

License	$7,118	$3,983	$17,590	$10,329

Services	5,933	2,169	16,290	5,216

Total revenue	13,051	6,152	33,880	15,545

Costs of revenue:

Cost of license (1) (inclusive of amortization of acquired technology shown below)	114	107	366	158

Cost of services (2) (inclusive of stock-based compensation shown below)	3,047	1,053	9,279	2,453

Total cost of revenue	3,161	1,160	9,645	2,611

Gross profit	9,890	4,992	24,235	12,934

Operating expenses:

Research and development (2) (inclusive of stock-based compensation shown below)	3,989	1,614	10,614	3,724

Selling and marketing (2) (inclusive of stock-based compensation shown below)	5,427	2,589	13,654	7,198

General and administrative (2) (inclusive of stock-based compensation shown below)	1,287	1,042	4,467	2,693

Amortization of goodwill and other intangibles(1)	1,533	203	4,585	203

In-process and acquired research and development	—	—	—	5,000

Total operating expenses	12,236	5,448	33,433	18,818

Operating loss	(2,346)	(456)	(9,085)	(5,884)

Interest and other income (expense), net	278	52	402	188

Interest expense	(95)	(118)	(335)	(353)

Loss before income taxes	(2,163)	(549)	(9,018)	(6,092)

Provision for income taxes	287	63	607	163

Net loss	$(2,450)	$(585)	$(9,625)	$(6,212)

Basic and diluted net loss per share	$(0.21)	$(0.18)	$(1.28)	$(2.39)

Number of shares used in calculation of basic and diluted net loss per share	11,518	3,320	7,511	2,596

(1) Amortization of goodwill and other acquired intangibles:

Cost of license	$113	$83	$339	$83

Goodwill and other intangibles	1,532	203	4,585	203

	$1,645	$286	$4,924	$286

(2) Stock based compensation:

Cost of services	$745	$77	$2,220	$186

Research and development	488	113	1,655	267

Selling and marketing	294	74	980	171

General and administrative	(140)	271	647	632

	$1,387	$535	$5,502	$1,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Nine Months Ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,625)	$(6,212)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of discount on lease financing and line of credit	58	60

Stock-based compensation	5,502	1,256

Interest accrued on stockholders’ notes receivable	(61)	(73)

Allowance for doubtful accounts	120	14

Depreciation and amortization of tangible assets	1,219	650

Amortization of stockholder note forgiven	70	70

Amortization of goodwill and other intangibles	4,924	286

In-process and acquired research and development	—	5,000

Rental income paid for by waiver of deposit	(56)	—

Changes in operating assets and liabilities net of effects of acquisition:

Accounts receivable, net	(3,618)	(30)

Prepaid expenses and other current assets	(844)	56

Other assets	(49)	(12)

Accounts payable	1,828	167

Accrued liabilities	(1,777)	(496)

Deferred revenue	877	(90)

Net cash (used in) provided by operating activities	(1,432)	646

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received from acquisitions	2,307	1,591

Purchases of property and equipment	(2,935)	(509)

Proceeds from available-for-sale securities	—	1,068

Purchase of available-for-sale securities	(4,971)	(806)

Net cash (used in) provided by investing activities	(5,599)	1,344

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of line of credit	(2,500)	—

Proceeds from issuance of common stock pursuant to exercise of options and warrants	409	634

Proceeds from initial public offering, net with issuance costs	48,803	—

Payments from stockholders’ notes receivable	—	16

Repayment of capital lease and notes payable	(83)	(99)

Net cash provided by financing activities	46,629	551

Net increase in cash and cash equivalents	39,598	2,541

Cash and cash equivalents, beginning of the period	7,447	4,204

Cash and cash equivalents, end of the period	$47,045	$6,745

Supplemental disclosures of cash flow information:

Cash paid for interest	$258	$246

Cash paid for income tax	74	—

Assets acquired and liabilities assumed in connection with acquisition of Snaketech:

Fair value of assets acquired		$7,676

In-process and acquired research and development tool		5,000

Cash received		1,591

Common stock and fully vested common stock options issued		(11,339)

Liabilities assumed		$2,928

Assets acquired and liabilities assumed in connection with acquisition of Altius:

Fair value of assets acquired	$29,748

Cash received	2,307

Common stock and fully vested common stock options issued	(28,597)

Liabilities assumed	$3,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

     These unaudited interim financial statements reflect our condensed consolidated financial position as of June 30, 2001. These statements also show our condensed consolidated statements of operations for the three month periods ended June 30, 2001 and 2000 and our condensed consolidated statements of operations and cash flows for the nine months ended June 30, 2001 and 2000. These statements include all normal recurring adjustments which we believe are necessary to fairly present our financial position, results and cash flows. Because all of the disclosures required by generally accepted accounting principles are not included, these interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2000 contained in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 1, 2001. The condensed balance sheet data as of September 30, 2000 was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire fiscal year.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

     The accompanying condensed consolidated financial statements include the accounts of Simplex and its wholly owned subsidiaries, Simplex Solutions UK Ltd., Simplex Solutions S.A.R.L. (dissolved on December 31, 2000), Simplex Solutions GmbH, Simplex Solutions KK, Simplex Solutions, S.A.S. (together “Simplex”). All material intercompany balances and transactions have been eliminated.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     We report revenue in two categories: license revenue and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing design foundry services, consulting, training, maintenance, support and research and development services to customers.

     Simplex recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” License revenue is derived from term and time-based licenses. Time-based licenses are for a period of 1 year or less. Term licenses are typically for a period of 3 to 20 years. License revenue of term licenses is recognized upon shipment of the license, if an executed agreement or purchase order has been received, a signed license agreement exists, the fee is fixed and determinable and collection is deemed probable. All licenses commence upon execution of a Simplex license agreement. Simplex’ standard payment terms are net 30. Simplex does not generally include acceptance criteria or rights of return in its arrangements. When acceptance criteria or rights of return are included in these license arrangements, revenue is deferred until acceptance is received or the rights of return expire.

     For contracts with multiple obligations (e.g., product licenses, maintenance and other services), we allocate revenue to each component of the contract based on vendor-specific objective evidence of its fair value, which is based on either price when each component is sold separately, or renewal rates for maintenance in future years as specified in the arrangement. Vendor specific objective evidence exists for maintenance, consulting and training based upon a history of separate sales of these services. As we have not generally sold our licenses separately, we use the residual method to determine the allocation of revenue to the license portion of multiple-element arrangements and, as such, no revenue is recognized until delivery. We recognize revenue for undelivered products and services upon the criteria set forth above.

     License and maintenance revenue from time-based licenses are recognized ratably over the period of the license as vendor specific objective evidence of the fair value of the maintenance is not established, as maintenance for these licenses is never sold separately from the license.

     Revenue from consulting and training is recognized as the services are performed, at which time collectibility is probable and the fee is fixed and determinable. Revenue from maintenance and support contracts are deferred and recognized on a straight-line basis over the term of the contract. Maintenance fees are generally paid in advance and are nonrefundable.

     We recognize revenues derived from research and development contracts and design foundry engineering contracts in accordance with American Institute of Certified Public Accountants Statement of Position No. 68, “Research and Development Arrangements” and Statement of Position No. 81-1, “Contract Accounting” under the percentage-of-completion method of accounting based on the estimated stage of completion of individual contracts. We currently have only one long-term research and development contract. Revenues recorded related to this contract amounted to $1.7 million for the year ended September 30, 2000 and $831,000 for the nine months ended June 30, 2001.

     We also recognize service and license revenue for contracts which require significant customization or modification of our software under SOP 81-1, using the percentage-of-completion method based on the estimated stage of completion of the individual contracts. To date, such arrangements have been minimal.

     Deferred revenue primarily consists of maintenance and support services under maintenance contracts and unearned revenue on time-based licenses. For design foundry engineering and research and development contracts, deferred revenue represents the excess of amounts invoiced over the revenue recognized. Deferred revenue fluctuates at each period end in accordance with the mix of contracts entered into.

Note 3. Financial Instruments

     We consider all highly liquid investment securities with remaining maturities from the date of purchase of three months or less to be cash equivalents and investment securities with maturities from the date of purchase of more than three months, but less than twelve months, to be short-term investments. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities consist of the following at June 30, 2001 (in thousands):

Cash and cash equivalents:

Cash	$6,018

U.S. government agency notes	41,027

Total cash and cash investments	$47,045

Short-term investments:

U.S. government agency notes	$5,013

Total short-term investments	$5,013

Note 4. Basic and Diluted Net Loss Per Share

     We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. For all periods presented, shares issuable upon exercise of stock options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic and diluted net loss per share:

Numerator:

Net loss	$(2,450)	$(585)	$(9,625)	$(6,212)

Denominator:

Weighted average common shares outstanding	12,026	3,547	8,128	2,868

Weighted average unvested common shares subject to repurchase	(508)	(227)	(617)	(272)

Denominator for basic and diluted calculation	11,518	3,320	7,511	2,596

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.18)	$(1.28)	$(2.39)

Antidilutive securities including options, warrants, unvested common stock and preferred stock not included in net loss per share calculation	3,698	6,600	3,698	6,600

Note 5. Initial Public Offering

     In connection with our initial public offering, we effected a one-for-three reverse stock split of our common stock on April 18, 2001. On May 2, 2001, we completed our initial public offering in which we sold 4,600,000 shares of our common stock. The aggregate gross proceeds we received from this offering were approximately $51.3 million. Upon closing of the initial public offering, every three outstanding shares of preferred stock automatically converted into one share of common stock.

Note 6. Comprehensive Income (loss)

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Incomes” establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(2,450)	$(585)	$(9,625)	$(6,212)

Unrealized gains on available-for-sale securities	42	—	42	—

Comprehensive loss	$(2,408)	$(585)	$(9,583)	$(6,212)

Note 7. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-

interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding chip design and performance improvements resulting from the X Architecture, our expectations to invest in research and development, our expectations relating to general and administrative expenses, our expectations relating to adequacy of cash resources, our expectations to invest in new areas of our business, our expectations to make investments in complementary companies, our expectations for growth in personnel to continue, our continued dependency on a small number of customers, our expectations regarding future infringement claims, our expectations relating to seasonal variations in our revenue, our anticipated increase in sales denominated in the Japanese yen and the euro, and our plans to use the net proceeds of our public offering. These forward-looking statements involve risks and uncertainties that could cause actual results and events to differ materially from those prescribed in any such forward-looking statements. These factors include those listed under “Factors That May Affect Future Results of Operations.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

     We provide software and services for integrated circuit design and verification to enable our communications, computer and consumer products customers to achieve first-time production success and rapid delivery of complex systems-on-chip. Our products and services are designed to enable our customers to rapidly deliver high quality systems-on-chip with geometries at and below 0.18 micron.

     From our incorporation in April 1995 until we shipped our first product in November 1996, we primarily focused our activities on conducting research and development for our software products. In November 1996, we shipped our first product suite, which included Fire & Ice and the predecessor to VoltageStorm SoC. In March 1999, we shipped VoltageStorm along with the ElectronStorm, ClockStorm and SI Report options. During the last two years, we have substantially extended and improved our products. In September 1999, we shipped our next-generation proprietary modeling product, Fire & Ice QX, which resulted in a 100x increase in performance over the prior version. In May 2000, we introduced our next-generation power integrity product, VoltageStorm SoC, which addresses the unique challenges of systems-on-chip design earlier in our customers’ design flow.

     In March 2000, we acquired all the outstanding capital stock of Snaketech S.A., or Snaketech, in exchange for a total of approximately 929,000 shares of our common stock and options to purchase approximately 104,000 additional shares of our common stock. The acquisition of Snaketech added SubstrateStorm to our SoC verification product family. We have accounted for this transaction using the purchase method of accounting.

     In October 2000, we acquired Altius Solutions, Inc., or Altius, which is now our wholly owned subsidiary, in exchange for a total of approximately 2.6 million shares of our common stock and options to purchase approximately 384,000 additional shares of our common stock. Through our acquisition of Altius, we now provide design foundry services that enable accelerated chip development. Altius was incorporated in March 1998, and received its first revenue for systems-on-chip design services in March 1999. Past growth and results of business and operations are not necessarily indicative of future performance. We have accounted for this transaction using the purchase method of accounting.

     In May 2001, we completed our initial public offering of 4,600,000 shares of common stock at $12 per share. The offering was managed by Credit Suisse First Boston Corporation and co-managed by Robertson Stephens, Inc. and SG Cowen Securities Corporation.

     In June 2001, we announced, along with our development partner, Toshiba Corporation, a new semiconductor architecture that we believe has the potential to deliver simultaneous improvements of 10+ percent greater chip performance, 20+ percent less power consumption, and 30+ percent more working chips per wafer. This new architecture, called the X Architecture, is the first to make possible the pervasive use of diagonal interconnects, or wiring, for advanced integrated circuits. We also announced our invention of the interconnect design technology, including our “liquid routing” technology, that enables the development of chips based on the new X Architecture.

     At the same time as the announcement of the X Architecture, we co-sponsored the formation of the X Initiative, a group of leading companies from throughout the semiconductor industry, including:

Artisan Components, Inc.	PDF Solutions, Inc.

Dai Nippon Printing Co., Ltd.	Simplex Solutions, Inc.

DuPont Photomasks, Inc.	STMicroelecronics N.V.

Etec Systems, Inc., an Applied Materials, Inc. company	Tensilica, Inc. Toshiba Machine Co., Ltd.

KLA-Tencor Corporation	Toshiba Corporation

Matsushita Electric Industrial Co., Ltd.	Virtual Silicon Technology, Inc.

Numerical Technologies, Inc.

The X Initiative supports a five-year program aimed at accelerating the availability and fabrication of the X Architecture. This consortium of leaders in semiconductor intellectual property, electronic design automation, integrated circuit design services, photomask production, and semiconductor equipment and manufacturing will pursue a three-pronged mission: provide an independent source of education about the X Architecture; facilitate support and fabrication of the X Architecture through the semiconductor industry supply chain; and survey usage of the X Architecture to track its adoption.

Results of Operations

Revenue

     The following table presents certain financial data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)
Net revenue:

License	55%	65%	52%	66%

Services	45	35	48	34

Total revenue	100%	100%	100%	100%

Cost of revenue:

License	0	2	1	1

Services	23	17	27	16

Total cost of revenue	23	19	28	17

Gross profit	77	81	72	83

Operating expenses:

Research and development	31	26	31	24

Sales and marketing	42	42	40	46

General and administrative	10	17	13	17

Amortization of goodwill and other intangibles	13	3	14	1

In-process and acquired research and development	—	—	—	32

Total operating expenses	96	88	98	120

Loss from operations	(19)	(7)	(26)	(37)

Interest and other income (expense), net	2	1	1	1

Interest expense	(1)	(2)	(1)	(2)

Loss before income taxes	(18)	(8)	(26)	(38)

Provision for income taxes	2	1	2	1

Net loss	(20)%	(9)%	(28)%	(39)%

     Total Revenue. Total revenue increased by 112% to $13.1 million for the three months ended June 30, 2001 from $6.2 million for the three months ended June 30, 2000. One customer, Sony, accounted for approximately 20% of total revenue for the three months ended June 30, 2001. For the three months ended June 30, 2000, Toshiba, accounted for approximately 10% of total revenue. For the fiscal year, total revenue increased by 118% to $33.9 million for the nine months ended June 30, 2001 from $15.5 million for the nine months ended June 30, 2000. Sony accounted for approximately 23% of total revenue for the nine months ended June 30, 2001. Toshiba accounted for approximately 18% of total revenue for the nine months ended June 30, 2000. As a percentage of total revenue, license revenue accounted for 55% for the three months ended June 30, 2001 and 65% for the three months ended June 30, 2000. As a percentage of revenue, license revenue accounted for 52% for the nine months ended June 30, 2001 and 66% for the nine months ended June 30, 2000. Total revenue from sales to customers outside North America accounted for 46% of total revenue for the three months ended June 30, 2001 and 36% of total revenue for the three months ended June 30, 2000. Revenue from sales to customers outside North America accounted for 48% of total revenue for the nine months ended June 30, 2001 and 31% of total revenue for the nine months ended June 30, 2000.

     License Revenue. License revenue increased by 79% to $7.1 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. License revenue increased by 70% to $17.6 million for the nine months ended June 30, 2001 from $10.3 million for the nine months ended June 30, 2000. This resulted from the increased demand for our existing products as chip manufacturers require more chip designs with small features sizes reaching 0.18 micron and below.

     Service Revenue. Service revenue increased by 174% to $5.9 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. Service revenue increased by 212% to $16.3 million for the nine months ended June 30, 2001 from $5.2 million for the nine months ended June 30, 2000. This increase was due primarily to approximately $8.6 million in revenue from our design foundry services which resulted from our acquisition of Altius on October 4, 2000 and approximately $2.5 million increase in maintenance and other support services for our customers.

     Our total revenue in the fiscal year ended September 30, 1999 and 2000, and for the twelve months ended June 30, 2001 was comprised of the following:

			Twelve Months Ended
	1999	2000	June 30, 2001

License Revenue:

Term licenses (more than 3 years)	49%	39%	18%

Term licenses (3 years or less)	—	7%	16%

Time-based licenses	22%	19%	19%

Service Revenue:

Maintenance services	17%	19%	18%

Software services	12%	16%	8%

Design foundry services	—	—	21%

Cost of Revenue

     Licenses.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Other cost of licenses	$1	$24	$27	$75

Amortization of acquired technology	113	83	339	83

Cost of licenses	$114	$107	$366	$158

     Excluding amortization of acquired technology, cost of licenses decreased by 96% to $1,000 for the three months ended June 30, 2001 from $24,000 for the three months ended June 30, 2000. Cost of license decreased by 64% to $27,000 for the nine months ended June 30, 2001 from $75,000 for the nine months ended June 30, 2000. The decrease in cost of licenses for both three months and nine months ended June 30, 2001 resulted from the lower royalties incurred for licensed software included in our products. Including amortization of acquired technology of $113,000 for the three months ended June 30, 2001, cost of licenses increased to $114,000, or 1.6% of license revenue. Including amortization of acquired technology of $83,000 for the three months ended June 30, 2000, cost of licenses increased to $107,000, or 2.6% of license revenue. Including amortization of acquired technology of $339,000 for the nine months ended June 30, 2001, cost of licenses increased to $366,000, or 1.4% of license revenue. Including amortization of acquired technology of $83,000 for the nine months ended June 30, 2000, cost of licenses increased to $158,000, or 1.5% of license revenue.

     Services.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Other cost of services	$2,302	$976	$7,059	$2,267

Stock-based compensation	745	77	2,220	186

Cost of services	$3,047	$1,053	$9,279	$2,453

     Excluding stock-based compensation expense, cost of services increased by 136% to $2.3 million for the three months ended June 30, 2001 from $976,000 for the three months ended June 30, 2000. Excluding stock-based compensation, cost of services increased by 211% to $7.1 million for the nine months ended June 30, 2001 from $2.3 million for the nine months ended June 30, 2000. This increase was due to additional costs incurred for the new design foundry service resulting from the Altius acquisition. As a percentage of service revenue, cost of services, excluding stock-based compensation expense, was 39% for the three months ended June 30, 2001 and 45% for the three months ended June 30, 2000. This change resulted from the new design foundry service from the Altius acquisition which generated a higher gross margin on service revenue. As a percentage of service revenue, cost of services, excluding stock-based compensation expense, was 43% for both nine months ended June 30, 2001 and nine months ended June 30, 2000. Including stock-based compensation expense of $745,000 for the three months ended June 30, 2001, cost of services increased to $3.0 million, or 51% of service revenue. Including stock-based compensation expense of $77,000 for the three months ended June 30, 2000, cost of services increased to $1.1 million, or 49% of service revenue. Including stock-based compensation expense of $2.2 million for the nine months ended June 30, 2001, cost of services increased to $9.3 million, or 57% of service revenue. Including stock-based compensation expense of $186,000 for the nine months ended June 30, 2000, cost of services was $2.5 million, or 47% of service revenue.

Operating Expenses

     Research and Development.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Other research and development	$3,501	$1,501	$8,958	$3,457

Stock-based compensation	488	113	1,656	267

Research and development	$3,989	$1,614	$10,614	$3,724

     Excluding stock-based compensation expense, research and development expense increased by 133% to $3.5 million for the three months ended June 30, 2001 from $1.5 for the three months ended June 30, 2000. Excluding stock-based compensation expense, research and development expense increased by 159% to $9.0 million for the nine months ended June 30, 2001 from $3.5 million for the nine months ended June 30, 2000. This increase resulted from the hiring of new employees and the headcount increase related to the acquisition of Snaketech in March 2000 and the acquisition of Altius in October 2000. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense, were 27% for the three months ended June 30, 2001 and 24% for the three months ended June 30, 2000. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense, were 26% for the nine months ended June 30, 2001 and 22% for the nine months ended June 30, 2000. This increase reflects our continued effort to invest in research and development to expand our technology and product leadership. Including stock-based compensation expense of $488,000 for the three months ended June 30, 2001, research and development expense increased to $4.0 million, or 31% of total revenue. We incurred $113,000 of stock-based compensation expense for research and development for the three months ended June 30, 2000. For the fiscal year, including stock-based compensation expense of $1.7 million for the nine months ended June 30, 2001, research and development increased to $10.6 million, or 31% of total revenue. We incurred $267,000 stock-based compensation expense for research and development for the nine months ended June 30, 2000. We believe that increased investment in research and development is necessary to expand our market presence and to expand our technology and product leadership. Therefore, we expect that research and development expenses will increase in the future.

     Sales and Marketing.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Other sales and marketing	$5,133	$2,515	$12,674	$7,027

Stock-based compensation	294	74	980	171

Sales and marketing	$5,427	$2,589	$13,654	$7,198

     Excluding stock-based compensation expense, sales and marketing expense increased by 104% to $5.1 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000. Excluding stock-based compensation expense, sales and marketing expense increased by 80% to $12.7 million for the nine months ended June 30, 2001 from $7.0 million for the nine months ended June 30, 2000. This increase resulted from increased compensation expense due to the expansion of our sales and marketing organization, including the effect of the Snaketech and Altius acquisitions. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, declined to 39% for the three months ended June 30, 2001 from 41% for the three months ended June 30, 2000. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, declined to 37% for the nine months ended June 30, 2001 from 45% for the nine months ended June 30, 2000. This decline is due to a more rapid increase in total revenue than in sales and marketing expense. Including stock-based compensation expense of $294,000 for the three months ended June 30, 2001, sales and marketing expenses increased to $5.4 million, or 42% of total revenue. We incurred $74,000 stock-based compensation expense for the three months ended June 30, 2000. Including stock-based compensation expense of $980,000 for the nine months ended June 30, 2001, sales and marketing expenses increased to $13.7 million, or 40% of total revenue. We incurred $171,000 stock-based compensation expense for the nine months ended June 30, 2000.

     General and Administrative.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Other general and administrative	$1,427	$771	$3,820	$2,061

Stock-based compensation	(140)	271	647	632

General and administrative	$1,287	$1,042	$4,467	$2,693

     Excluding stock-based compensation, general and administrative expense increased by 85% to $1.4 million for the three months ended June 30, 2001 from $771,000 for the three months ended June 30, 2000. Excluding stock-based compensation, general and administrative expense increased by 85% to $3.8 million for the nine months ended June 30, 2001 from $2.1 million for the nine months ended June 30, 2000. This increase was due to increased recruiting expenses and increased headcount from the Altius acquisition. As a percentage of total revenue, general and administrative expenses, excluding stock-

based compensation expense, were 11% for the three months ended June 30, 2001 and 13% for the three months ended June 30, 2000. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, were 11% for the nine months ended June 30, 2001 and 13% for the nine months ended June 30, 2000. This decline is due to the increase in total revenue exceeding that of expenses. Including stock-based compensation credit of $140,000 for the three months ended June 30, 2001, general and administrative expense amounted to $1.3 million, or 10% of total revenue. Including stock-based compensation expense of $271,000 for the three months ended June 30, 2000, general and administrative expense increased to $1.0 million, or 17% of total revenue. Including stock-based compensation expense of $647,000 for the nine months ended June 30, 2001, general and administrative expense increased to $4.5 million, or 13% of total revenue. Including stock-based compensation expense of $632,000 for the nine months ended June 30, 2000, general and administrative expense was $2.7 million, or 17% of total revenue. We expect general and administrative expenses to continue to increase as a result of expenses associated with being a public company, including annual and other reporting costs, increased director and officer liability insurance costs, investor relations programs and accounting and legal fees. Such expenses, however, are expected to decline as a percentage of total revenue.

     Stock-based Compensation. We recorded an unearned stock-based compensation charge of $11.7 million for the nine months ended June 30, 2001 and $3.6 million for the nine months ended June 30, 2000. Of the $11.7 million unearned stock-based compensation charge, $10.3 million was related to the options assumed from the Altius acquisition in October 2000. Amortization of stock-based compensation was $1.4 million for the three months ended June 30, 2001 of which $745,000 was recorded as a cost of services. Amortization of stock-based compensation was $536,000 for the three months ended June 30, 2000. Amortization of stock-based compensation was $5.5 million for the nine months ended June 30, 2001 of which $2.2 million was recorded as a cost of services. For the previous fiscal year, amortization of stock-based compensation was $1.3 million for the nine months ended June 30, 2000. The expense has been allocated to its respective category under cost of revenue, research and development, sales and marketing and general and administrative.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $1.6 million for the three months ended June 30, 2001 of which $113,000 was allocated to cost of licenses and $286,000 for the three months ended June 30, 2000 of which $83,000 was allocated to cost of licenses. Amortization of goodwill and other intangibles was $4.9 million for the nine months ended June 30, 2001 and $286,000 for the nine months ended June 30, 2000. Amortization of goodwill and other intangibles relates to the Snaketech and Altius acquisitions. Snaketech was acquired in March 2000 which resulted in $5.5 million of goodwill and intangibles. Altius was acquired in October 2000 which resulted in $25.8 million of goodwill and intangibles.

     Net Interest and Other Income (Expense). Net interest and other income was $183,000 for the three months ended June 30, 2001 and an expense of $66,000 for the three months ended June 30, 2000. Net interest and other income was $67,000 for the nine months ended June 30, 2001 and an expense of $165,000 for the nine months ended June 30, 2000. Net interest and other expense for the nine months ended June 30, 2001 includes interest incurred on our line of credit and capital leases, amortization of debt discount and foreign currency translation loss, offset by interest income earned on our cash, cash equivalent and short-term investments balances.

Provision for Income Taxes

     The income tax provision for the nine months ended June 30, 2001 was $607,000 which is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions. No provision for federal and state income taxes has been recorded since inception because we have experienced significant net losses, which have resulted in federal and state operating loss carryforwards of approximately $18.7 million as of September 30, 2000. In light of our cumulative operating losses, we have provided a full valuation allowance for all deferred tax assets since at present we are uncertain whether such deferred tax assets will be realized.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through private sales of preferred stock, internally generated funds, and the use of our line of credit with Transamerica Business Credit Corporation which was repaid in May 2001.

     On May 2, 2001, we completed our initial public offering and realized gross proceeds from the offering of approximately $51.3 million in cash. As of June 30, 2001, we had $52.0 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $1.4 million for the nine months ended June 30, 2001, compared to net cash provided of $646,000 for the nine months ended June 30, 2000. Cash used in operating activities for the nine months ended June 30, 2001 resulted primarily from payment of liabilities assumed in the Altius acquisition. This was partially offset by the acquisition of $2.3 million of cash from Altius reported in cash flows from investing activities.

     Net cash used in investing activities was $5.6 million for the nine months ended June 30, 2001, compared to net cash provided of $1.3 million for nine months ended June 30, 2000. Cash used in investing activities consists primarily of purchases of property, equipment and available-for-sale securities, offset by cash received in the acquisition of Snaketech and Altius and the proceeds from sales of available-for-sale securities.

     Net cash provided by financing activities was $46.6 million for the nine months ended June 30, 2001, resulting primarily from the net proceeds received from our initial public offering and offset by the repayment of our $5.0 million line of credit. Net cash provided by financing activities was $551,000 for the nine months ended June 30, 2000 consists primarily of proceeds from the issuance of preferred stock and common stock, stock options exercised by employees and borrowings under our line of credit facility.

     We currently anticipate that our available cash resources combined with the cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 18 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds to finance more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001.

SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

Factors That May Affect Future Results of Operations

Risks Related to Our Business

We have a history of losses and we have accumulated a deficit of $38.1 million as of June 30, 2001. If we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock which could cause it to decline.

     We have spent significant funds to date to develop and to refine our current technologies and services and to develop our sales and marketing resources. If we are unable to execute on our strategy to become profitable, our stock price could be negatively affected. We have incurred significant operating losses in the past and have not yet achieved profitability. As of June 30, 2001, we had an accumulated deficit of $38.1 million. In addition, we expect to continue to invest significantly in our next-generation research and development projects and to continue to hire additional people in all areas of our company to support our growing business. As a result of these factors, to achieve profitability we will need, among other matters, to increase our customer base and to increase the number of and amounts of products and services purchased by our customers. We cannot assure you that we will be able to increase our revenue or operating efficiencies in this manner or otherwise and achieve and maintain profitability. Because we expect to continue to increase our investment in new areas of our business, our investment could outpace growth in our revenue, thus preventing our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

Our recent acquisitions have, and future acquisitions could, require significant management attention and might further distract our management and disrupt our business.

     We acquired Snaketech in March 2000 and Altius in October 2000. If we fail to successfully integrate Snaketech, Altius, or any future acquisition into our company, the revenue and operating results of the combined company would decline. To realize the benefits of these recent acquisitions, we must successfully integrate both companies’ research and development facilities into our existing operations despite differences in culture, language and legal environments, such as the mandated 35 hour work week in France, specific work rules covering the Altius Japan office, and different tax treatments related to the issuance of equity to employees. Such integration has required and will continue to require significant time and resources to manage and we may not be able to manage such integration successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We intend to continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we could have difficulty in assimilating that company or division’s personnel and operations which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, we may have to incur debt or issue equity securities as we have in past acquisitions to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.

Our industries are characterized by rapid technological change. If we fail to design new products that gain market acceptance, it will result in reduced gross margins and loss of market share.

     The semiconductor and design software industries are characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. We devote a substantial amount of our resources to research and development to enable us to enhance current products and develop new technologies. If we fail to enhance our current products and develop and introduce new generations of technology and products on a timely basis, we will not be able to address the increasingly sophisticated needs of our customers and our results of operations will be harmed. In addition, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could lead to a loss of market share which could harm our results of operations. For example, we have been developing new physical design intellectual property which we expect to announce to the market in the second half of 2001. We cannot assure you that we will be successful in developing and marketing this new technology, future product enhancements or new products that respond to technological change, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market products and services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition might be materially and adversely affected.

If chip designers and manufacturers do not integrate our software into existing software and design flows or if other software companies do not cooperate in integrating our products with their products, demand for our products may decrease.

     To successfully implement our business strategy, we must provide products that can be integrated with the software of other design software companies. Execution of our business strategy is dependent upon our ability to develop superior products and cooperative relationships with competitors so that they work with us to integrate our software into a customers’ design flow. Most of these bigger design software companies offer software intended to address a larger part of the market, including software which offers similar functionality as our software at highly discounted prices. Therefore, to market our products, we must both convince our customers of the technological superiority of our products and convince our competitors to cooperate in integrating our software with their products that provide different functionality. Currently, we have integrated our software with the existing software of Cadence, Mentor Graphics, Synopsys and other interoperability partners. If we are unable to convince customers to adopt our software solutions over those of competitors offering a broader set of products or if we are unable to convince other semiconductor companies to cooperate in integrating our software with theirs to meet the complete demands of chip designers and manufacturers, our business and operating results will suffer.

If our products do not perform as expected, our reputation could be negatively affected, we could lose market share and our growth rate could be negatively impacted.

     If the software that we provide to our customers in the future performs poorly, contains errors or defects or is otherwise unreliable, our customers would likely be dissatisfied. Any failure or poor performance of our products could result in:

•	delayed or lost revenue;

•	hindered market acceptance of our products due to adverse customer reaction;

•	negative publicity or loss of reputation regarding us and our products and services;

•	diversion of research and development and management resources; and

•	claims for substantial damages against us.

The sales cycle for our products and services generally lasts in excess of three months and is unpredictable. This long and unpredictable sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. Our failure to adequately match our expenses to anticipated revenue in any given period could cause us not to meet market expectations which could have a material adverse effect on our stock price.

     The period between our initial contact with a potential customer and their purchase of our products and services is relatively long, making it difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. If we do not correctly predict the timing of our sales, the amount of revenue we recognize in that quarter could be negatively impacted, which could negatively affect our operating results. Our sales cycle is long due to several factors, including:

•	limited access to key decision-makers of potential customers to authorize the adoption of our products;

•	long periods of time for potential customers to perform technical evaluations of our products and validation of the integration flow of our products with their existing products;

•	the significant investment of resources required by a customer to purchase and integrate our products;

•	budget cycles of our customers which affect the timing of purchases; and

•	delay of purchases due to announcements or planned introductions of new products by us or our competitors.

     The delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenue, could cause us not to meet research analysts’ expectations and cause our stock price to suffer. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

Our maintenance of operations in several different countries exposes us to risks inherent in doing business on an international level that could negatively impact our results of operations.

     We currently operate Simplex Solutions, S.A.S. in France, Simplex Solutions K.K. in Japan, Simplex Solutions U.K. Limited in the United Kingdom and Simplex Solutions GmbH in Germany. Maintenance of these entities subjects us to risks of conducting business internationally which could harm our business, financial condition and results of operations. These risks include, among others:

•	proper maintenance of corporate formalities for our international entities;

•	the uncertainty of Japanese sales due to the typically lengthy Japanese sales cycle;

•	potential adverse tax consequences, including restrictions on repatriation of earnings and taxation of equity compensation for employees and consultants;

•	foreign currency exchange rate fluctuations;

•	greater difficulty in collecting accounts receivable; and

•	burdens of complying with foreign laws, particularly with respect to intellectual property.

     We generated 31% of our consolidated revenue from sales outside of North America for the nine months ended June 30, 2000 and 48% of our consolidated revenue from sales outside North America for the nine months ended June 30, 2001. On a fiscal year basis, we generated 23% of our consolidated revenue from sales outside of North America in fiscal 1999 and 34% of our consolidated revenue from sales outside North America in fiscal 2000. A significant proportion of our international sales to date have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could increase the relative costs of our overseas operations which could substantially reduce our operating margins. Any of the above could negatively affect our results of operations.

If we fail to manage our rapid growth successfully, our infrastructure, management and resources could be strained and our ability to effectively manage our business could be diminished and our results of operations could suffer.

     We have grown rapidly since our inception and to be successful we need to grow quickly in the future. Any failure to manage this growth could strain our resources, which would impede our ability to increase revenue and achieve profitability. For example, the number of our employees increased from 69 at September 1999 to 203 at June 2001. This increase in personnel was accompanied by increased resources and management time focused on infrastructure, training and integration. We expect this growth in personnel to continue and require us to relocate to larger and more expensive corporate offices within a year. Further, future expansion could be expensive and strain our infrastructure, management and other resources. To manage growth effectively, we must:

•	maintain a high level of customer service and support;

•	improve our management, financial and information systems and controls;

•	manage and expand our sales operations, which are in several locations; and

•	hire, train, manage and integrate new personnel.

     There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our product and service offerings and expand our target markets. The strains imposed by these demands are magnified by our relatively limited operating history. If we cannot manage our growth effectively, our business and results of operations could be adversely affected.

Because 10 customers represented 59% of our total revenue for the nine months ended June 30, 2001, the loss of any of these customers could substantially adversely impact our revenue.

     We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our 10 largest customers accounted for approximately 52% of our revenue for the nine months ended June 30, 2000 and approximately 59% of our revenue for the nine months ended June 30, 2001;

•	our 10 largest customers accounted for approximately 53% of our revenue in both fiscal 1999 and fiscal 2000;

•	our largest single customer in fiscal 2000, Toshiba, accounted for approximately 18% of our revenue for the nine months ended June 30, 2000, approximately 6% of our revenue for the nine months ended June 30, 2001, approximately 5% of our revenue in fiscal 1999 and approximately 18% of our revenue in fiscal 2000; and

•	on a consolidated basis, revenue from Sony Semiconductor accounted for approximately 23% of our revenue for the nine months ended June 30, 2001 and approximately 14% of our pro forma revenue for the 12 months ended December 31, 2000, after giving effect to our acquisition of Altius.

     The loss of significant revenue from any of our major customers could negatively impact our results of operations, or limit our ability to execute our strategy. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenue in future periods.

Because many of our current competitors have more market share than we do and pre-existing relationships with our potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability or be able to gain additional market share.

     Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to their pre-existing relationships with our potential customers, our operating results could be harmed. The design software industry is comprised of companies that offer software products that are used to facilitate the chip design process. Our products are used to facilitate complex deep submicron chip designs. Our competitors who offer products that are used for other segments of the chip design process often bundle their products together to offer discounts on products competitive with those we offer, making it extremely attractive for our customers or potential customers to use alternative products to ours. In addition, these competitors may not support our effort to integrate our products into their existing software. These competitors include such companies as Avant!, Cadence, Mentor Graphics and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed.

As the deep submicron market continues to grow, competitors will likely increase their focus on this market and apply substantially greater resources to the development and distribution of design software directly competitive with our software.

     We currently encounter direct competition from competitors such as Avant!, Cadence, Mentor Graphics and Synopsys for design software at deep submicron geometries. If the market for design software at

0.18 micron geometries and below continues to grow, some of our competitors may increase their focus on offering design software directly competitive with ours, whether by internal development, external development or acquisition. If competition for software competitive with ours increases, our competitors may attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software in their design flows. If such increased competition were to result in resistance to integration of our software with those of our competitors, our business would be harmed.

Failure to meet the industry’s and our customer’s expectations for the technological improvements obtainable by use of the X Architecture or failure of the results of the X Initiative to successfully optimize the supply chain could disrupt our operations or delay execution of our business plan and consequently harm our business.

     We have made a serious effort to promote the development and proliferation of our recently publicized X Architecture by assembling a group of leading companies from the semiconductor industry to form the X Initiative. Members of the X Initiative include leaders in intellectual property, electronic design automation, integrated circuit design services, photomask production, and semiconductor equipment and manufacturing. These companies advocate the merits of the X Architecture and their mandate is to validate, support and survey the usage of the X Architecture through the semiconductor industry supply chain.

     Any actual or perceived failure by us or the X Initiative consortium to deliver the technological improvements claimed to be achievable through use of the X Architecture in a reasonable period of time may impact negatively on our image and reputation as inventor of the X Architecture and founder and leader of the X Initiative and materially impact our future business or operating results. To the extent we continue to promote the X Architecture and associate ourselves with the X Initiative, we will be subject to the increased risk that this technology encounters unforeseen technological or implementation difficulties that make its anticipated benefits unattainable. In addition, failure of the members of the X Initiative to continue their support for the X Architecture could limit the industry support for this technology which is essential for its future success.

If we cannot continually attract and retain sufficient sales, marketing and technical personnel, our results of operations will be harmed.

     Our future success depends on our continuing ability to attract and retain highly qualified technical personnel, particularly engineers, and qualified sales and marketing personnel. If we cannot attract and retain the necessary individuals we may not be able to continue our innovation and sell our products, which could negatively affect our operating results. For instance, during fiscal 1999 and fiscal 2000, we experienced significant difficulty in hiring and retaining engineers qualified to support our current products and develop next generation technologies. We partially addressed our hiring needs through the acquisitions of Altius and Snaketech. Appropriate acquisition targets may not be available in the future and we might not otherwise be able to find adequate personnel. In addition, we have previously experienced significant turnover in our sales force. Any future turnover might adversely impact our revenue. If we are unable to hire and retain qualified personnel in the future, which is particularly difficult in Silicon Valley, our business could be seriously harmed and our operating results could suffer.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

     Our future success depends upon the continued service of our executive officers and other key personnel, and their ability to work together. Of particular importance to our continued operation are:

•	Penelope A. Herscher, Chairman and Chief Executive Officer;

•	Aki Fujimura, President and Chief Operating Officer;

•	Aurangzeb Khan, Executive Vice President and General Manager;

•	Luis P. Buhler, Chief Financial Officer;

•	Steven L. Teig, Chief Technical Officer; and

•	James D. Behrens, Executive Vice President of Worldwide Field Operations.

     Searching for replacements for our key management could divert management’s time and result in increased operating expenses. Most of our executive officers or key employees are not bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be seriously harmed.

Any inability to protect our intellectual property adequately could impair our competitive advantage, divert management attention, require additional intellectual property to be developed and/or cause us to incur expenses to enforce our rights.

     Because our products are based on the technology in our software, our success depends on our ability to protect our intellectual property. If we are not able to successfully protect our technology domestically and abroad, our results of operations could suffer. We rely on a combination of patent, copyright, trademark and trade secrets to establish and protect our intellectual property rights. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those with access to our intellectual property to execute nondisclosure agreements with us and restricting access to our technology. We currently have one issued U.S. patent and we have several patent applications pending relating to our technology. We cannot provide any assurance that these applications will be granted. In addition, we cannot assure that, even if granted, third parties have not or will not develop competitive technologies or products without infringing our current patent or any future patents, or that such patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. If such patents are not held valid our use of technology under such patents could result in a claim of infringement and we may be unable to license the patented technology on commercially reasonable terms, or at all. If we are unable to obtain licenses to technology embedded in our software our business would be materially harmed. Despite our efforts to protect our intellectual property, unauthorized parties, including employees may attempt to copy our software or obtain and use information we regard as proprietary. Policing unauthorized use of software is difficult, especially internationally. The laws of some foreign countries in which we do business do not protect our intellectual property to as great an extent as do the laws of the United States. Patent infringement and trade secret misappropriation litigation is highly visible and increasing in our industry. As a result of all these factors, our means of protecting our intellectual property may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our intellectual property.

If we are unable to continue to license key third-party technology, our business would be significantly harmed.

     We currently license certain third-party technologies that are critical to our software products. For instance, we currently have license agreements with Computational Applications and System Integration, Inc., Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) and Chris Terman (an independent contractor who was formerly engaged by

us) that are important to our current software products. These and other third-party licenses are generally perpetual but may be terminated upon a material breach, including failure to protect the underlying intellectual property. Some of these technologies would be difficult or impossible to replace in the short term. The loss of the use of these technologies would prevent us from selling a significant portion of our software products, which would materially reduce our revenue and significantly harm our business.

If third parties assert, regardless of merit, that our technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed.

     We expect that, like other software developers, we may increasingly be subject to infringement claims for our verification software and proprietary technologies. These claims could injure our reputation and decrease or inhibit our ability to license or sell our products. We are aware that on August 10, 2001 a complaint was filed in the United States District Court for the Northern District of California by Sequence Design, Inc. alleging patent infringement, Sequence Design Inc. v. Simplex Solutions Inc. C01-20-760. We have not been served with the complaint and as a result cannot yet determine the scope of the allegations. This lawsuit follows written notices from Sequence on November 1, 2000 of alleged infringement and on March 15, 2001 that legal action is imminent. Based on a review of the relevant intellectual property, we believe any infringement allegation by Sequence to be without merit. We intend to defend ourselves vigorously in this lawsuit. However, because of the uncertainties of litigation, we cannot assure you that we will ultimately prevail. A final judgment rendered against us in litigation on this matter will have a significant negative impact on our revenue and will have a material adverse effect on our business. Further, claims of infringement relating to our intellectual property, or technology we license from third parties, regardless of merit, might be costly and time-consuming to defend against, could divert management’s attention from the day-to-day operations of our company and could seriously harm our ability to develop and market our products and manage our daily operations. Our customer contracts generally require us to indemnify customers for losses resulting from third party infringement claims resulting from the use of our products. Thus, in addition to any claims brought directly against us, we could be responsible to indemnify customers for claims brought against them. The competitive nature of the semiconductor industry and the importance of our software products to our customers’ design flows and competitors’ businesses may contribute to a higher likelihood of being subject to third party claims of infringement.

If we need to raise additional funds in the foreseeable future to fund our operations or future acquisitions, they might not be available to us, on favorable terms or at all, and if unavailable, could impair our ability to run our business.

     We anticipate that our cash resources will be sufficient to meet our currently predicted working capital and capital expenditure requirements for at least the next 18 months. We might, however, need to raise additional funds through public or private financings, strategic relationships or other arrangements to do any of the following:

•	develop next-generation technologies or enhance current products;

•	fund additional sales and marketing programs;

•	acquire complementary businesses or technologies;

•	hire additional personnel;

•	expand our operations faster than currently anticipated; or

•	respond to competitive pressures in our industry.

     If we are unable to fund such potential business requirements, our results of operations could be harmed.

Power outages in California may adversely affect us.

     We conduct most of our operations in the state of California and rely on a continuous power supply to conduct operations. California’s current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any extended interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or manufacturing operations. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, which will have a negative effect on our operating results.

Future changes in accounting policies or standards, specifically changes affecting methods of revenue recognition, could cause adverse unexpected revenue fluctuations.

     Future changes in accounting policies including those affecting revenue recognition, could require the company to change its methods of revenue recognition. Such changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts and investors’ expectations. Any such shortfalls could have an adverse impact on our stock price.

Risks Related to Our Industry

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results could be negatively impacted.

     The primary customers for our products are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cut back of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, negatively impacted us. Our business is harmed when research and development budgets of our customers are curtailed or when software purchases by our customers are delayed. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. Such industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

If we are unable to effectively manage our resources in anticipation of the expected seasonality of our revenue, our quarterly operating results may suffer and our stock price may decline.

     We expect to experience significant seasonal variations in our revenue due to sales incentives that result in increased sales efforts at the end of the fiscal year. These seasonal trends materially affect our quarter-to-quarter operating results, which, if not effectively managed, could negatively impact our stock price. Based on our limited operating history, we expect that our revenue in the first quarter each year will typically be lower than revenue in other quarters. If we are unable to effectively manage our resources in anticipation of the seasonality of our revenue and the costs we expect to incur during periods of lower revenue, our operating results might be lower than anticipated by investors. This would likely cause the trading price of our stock to fall.

If we fail to maintain competitive stock option packages for our employees, or if our stock declines materially for a protracted period of time, we might have difficulty retaining our employees, particularly in the Silicon Valley, and our business may be harmed.

     In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our stock option incentives may lose value to key employees and we may lose such employees or be forced to grant additional options to retain such employees, which could result in the following material adverse consequences to us:

•	loss of employees due to negative impact on our option packages;

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	potential compensation charges against the company which could negatively impact our operating results.

We might become subject to litigation by competitors or prior employees, which could be costly to defend and could divert management’s attention from focusing on our business and operations.

     We may be subject to claims by competitors for infringement of their intellectual property or prior employees for human resources-related claims. Our insurance is limited to specific amounts per claim depending on the type of claim involved. A successful liability claim brought against us in excess of corresponding insurance coverage could be costly, which would harm our business, financial condition and results of operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our securities have not been publicly traded very long and our stock price may be subject to significant fluctuations and volatility.

     Our common stock has been publicly traded only since May 2, 2001. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

     The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could decrease the value of our shares.

     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States, France and Japan and sell our products globally, through our direct sales force and independent distributors. Our products are sold primarily in North America, Europe and Japan. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of sales to be denominated in the Japanese yen and possibly the euro. As a result, our financial results may be directly affected by changes in foreign currency exchange rates and weak economic conditions in foreign markets.

     As of June 30, 2001, we had $52.0 million of cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

     Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors, or the Moody’s equivalents; and/or

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

     As of June 30, 2001, our cash equivalents consisted primarily of money market funds, commercial paper and U.S. government agency notes, and our short-term investments consisted primarily of corporate notes and U.S. government agency notes.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the fiscal quarter ended June 30, 2001, we issued and sold the following unregistered securities:

     On June 1, 2001, we sold 264 shares of common stock to Steven P. Overhauser for an aggregate purchase price of $1,033.56 pursuant to the exercise of a stock option.

     On June 8, 2001, we sold 1,965 shares of common stock to Silicon Valley Bancshares pursuant to the exercise of a warrant on a net exercise basis.

     On June 8, 2001, we sold 12,819 shares of common stock to Comdisco, Inc. pursuant to the exercise of a warrant on a net exercise basis.

     On June 21, 2001, we sold 500 shares of common stock to Trung C. Pham for an aggregate purchase price of $4,000.00 pursuant to the exercise of a stock option.

     On June 21, 2001, we sold 4,445 shares of common stock to Gary Yeap for an aggregate purchase price of $26,670.00 pursuant to the exercise of a stock option.

     On June 25, 2001, we sold 8,333 shares of common stock to Jan Goodsell for an aggregate purchase price of $116,745.33 pursuant to the exercise of a stock option.

     On June 29 2001, we sold 674 shares of common stock to Belinda Cobb for an aggregate purchase price of $1,901.64 pursuant to the exercise of a stock option.

     On July 3, 2001, we sold 13,481 shares of common stock to TBCC Funding Trust II pursuant to the exercise of a warrant on a net exercise basis.

     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Rules 506 or 701 promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

     Our Registration Statement on Form S-1 (File No. 333-45504) related to our initial public offering was declared effective by the SEC on May 1, 2001. A total of 4,600,000 shares of our common stock was registered with the SEC with an aggregate registered offering price of $55,200,000, all of which shares were registered on our behalf. The public offering commenced on May 2, 2001 and all shares of common stock offered were sold for the aggregate registered offering price through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and SG Cowen Securities Corporation.

     We paid to the underwriters underwriting discounts and commissions totaling $3,864,000 in connection with the offering. In addition, as of June 30, 2001, we incurred additional expenses of $3,026,000 in connection with the offering and we estimate that remaining bills not received for the offering will approximate to $1.0 million, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $7,890,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning for consistency 10% or more of any class of our equity securities or to any other affiliates.

     We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may also use a portion of the net proceeds to acquire additional businesses, services, products or technologies or invest in additional businesses that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments to do so and are not currently engaged in any negotiations for any acquisition or investment. As a result, we will retain broad discretion in the allocation of the net proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash-equivalents, money market funds or short-term interest- bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

Exhibit
Number	Description

2.1*	Form of Share Purchase Agreement by and among Simplex and SnakeTech S.A. dated as of March 13, 2000.

2.2*	Agreement and Plan of Reorganization by and among Simplex, Altius Solutions and certain additional parties dated as of October 4, 2000.

3.1*	Amended and Restated Certificate of Incorporation of the registrant.

3.2*	Certificate of Amendment of the Certificate of Incorporation of the registrant.

3.3*	Amended and Restated Bylaws of the registrant.

4.1*	Form of registrant’s Common Stock Certificate.

Exhibit
Number	Description

10.1*	Form of Indemnification Agreement entered into by and between the registrant and each of its directors and executive officers.

10.2*	Form of Management Continuity Agreement entered into by and between the registrant and certain of its officers.

10.3*	1995 Stock Plan.

10.4*	2001 Incentive Stock Plan.

10.5*	2001 Employee Stock Purchase Plan.

10.6*	Fourth Amended and Restated Rights Agreement of the registrant dated April 6, 1998.

10.7*	Registration Rights Agreement dated March 31, 2000 by and between the registrant and Shareholders of SnakeTech S.A.

10.8*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated February 12, 1998.

10.9*	Form of Promissory Note of the registrant.

10.10*	Lease agreement by and between the registrant and 525 Almanor LLC dated March 1997.

10.11*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated March 30, 1999.

10.12*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated January 19, 1999.

10.13*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated March 30, 1999.

10.14*+	Software License Agreement between the registrant and Computational Applications and System Integration, Inc. dated July 15, 1998.

10.15*+	Software License Agreement between the registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) dated September 21, 1995.

10.16*+	Cross License Agreement between the registrant and Chris Terman dated July 24, 1995.

10.17*	Offer Letter between the registrant and James Behrens dated February 28, 2000.

10.18*	Employment Agreement between the registrant and Aurangzeb Kahn dated September 8, 2000.

10.19*	Management Continuity exhibit between the registrant and Luis Buhler dated January 20, 1999.

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

+	Confidential treatment granted on portions of this exhibit.

     (b)  Reports on Form 8-K

     No reports were filed on Form 8-K or Form 8-K/A during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEX SOLUTIONS, INC

By:	/s/ Luis P. Buhler

Luis P. Buhler Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 14, 2001

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Form of Share Purchase Agreement by and among Simplex and SnakeTech S.A. dated as of March 13, 2000.

2.2*	Agreement and Plan of Reorganization by and among Simplex, Altius Solutions and certain additional parties dated as of October 4, 2000.

3.1*	Amended and Restated Certificate of Incorporation of the registrant.

3.2*	Certificate of Amendment of the Certificate of Incorporation of the registrant.

3.3*	Amended and Restated Bylaws of the registrant.

4.1*	Form of registrant’s Common Stock Certificate.

10.1*	Form of Indemnification Agreement entered into by and between the registrant and each of its directors and executive officers.

10.2*	Form of Management Continuity Agreement entered into by and between the registrant and certain of its officers.

10.3*	1995 Stock Plan.

10.4*	2001 Incentive Stock Plan.

10.5*	2001 Employee Stock Purchase Plan.

10.6*	Fourth Amended and Restated Rights Agreement of the registrant dated April 6, 1998.

10.7*	Registration Rights Agreement dated March 31, 2000 by and between the registrant and Shareholders of SnakeTech S.A.

10.8*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated February 12, 1998.

10.9*	Form of Promissory Note of the registrant.

10.10*	Lease agreement by and between the registrant and 525 Almanor LLC dated March 1997.

10.11*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated March 30, 1999.

10.12*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated January 19, 1999.

10.13*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated March 30, 1999.

10.14*+	Software License Agreement between the registrant and Computational Applications and System Integration, Inc. dated July 15, 1998.

10.15*+	Software License Agreement between the registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) dated September 21, 1995.

10.16*+	Cross License Agreement between the registrant and Chris Terman dated July 24, 1995.

10.17*	Offer Letter between the registrant and James Behrens dated February 28, 2000.

Exhibit
Number	Description

10.18*	Employment Agreement between the registrant and Aurangzeb Kahn dated September 8, 2000.

10.19*	Management Continuity exhibit between the registrant and Luis Buhler dated January 20, 1999.

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

+	Confidential treatment granted on portions of this exhibit.