Form 10-K405
period 2001-09-30
SIMPLEX SOLUTIONS INC
filed 2001-12-31
CIK 944702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No. 000-32487

Simplex Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0492528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

521 Almanor Avenue, Sunnyvale, CA 94085

(Address of principal executive offices with zip code)

(408) 617-6100

(Registrant’s telephone number, including area code)

N/ A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant, as of December 13, 2001, was approximately $266,000,000 based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      As of December 13, 2001, 15,234,470 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SIMPLEX SOLUTIONS, INC.

      Unless the context indicates otherwise, the terms “we,” “us,” “our,” “the Company,” or “Simplex” refer to Simplex Solutions, Inc. a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the benefits obtainable by use of our products and services, our intentions to introduce newer software products, our intentions to expand our design capacity, the design and performance improvements obtainable by the X Architecture, our intentions to expand our industry-partner and integration relationships, our intentions to acquire strategic technology, the ability of our software and services to enable our customers to achieve first-time production success, our expectations relating to seasonal variations in our revenue, our expectations for revenue outside of North America to continue to be significant, our expectations for demand for our existing products to increase from technological advances, our expectations relating to adequacy of cash resources, our expectations to invest in research and development, our expectations for growth in personnel to continue, our expectations regarding employee compensation, our expectations to invest in new areas of our business, our expectations to make investments in complementary companies, products and technologies, our continued dependency on a small number of customers, our continued effort to promote and support the X Initiative, our expectations regarding infringement claims including the Sequence lawsuit, and our anticipated increase in sales denominated in the Japanese yen and the euro. These forward-looking statements involve risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors That May Affect Future Results of Operations” section of this Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

      The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the ability of our software and services to achieve first-silicon success, the benefits and advantages obtainable by use of our products and services, the design and performance improvements resulting from the X Architecture, the future production of chips using X Architecture, our plans to make X Architecture chips available and our continued effort to promote and support the X Initiative. These forward-looking statements involve risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors That May Affect Future Results of Operations” section of this Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

      Fire & Ice are registered trademarks and Simplex Solutions, the Simplex logo, VoltageStorm, ElectronStorm, ClockStorm, SI Report, First-Silicon Success, SoC Design Foundry, 3D Adaptive Analytical Extraction, SubstrateStorm and COSMIC are trademarks of Simplex Solutions, Inc. or its subsidiaries.

PART I

Item 1.     Business

General

      We provide software and services for the design and verification of integrated circuits to enable our communications, computer and consumer products customers to achieve first-time production success and rapid delivery of complex system-on-chip semiconductors. A system-on-chip is an integrated circuit that includes the computing, memory and communications components that previously had been available only on separate chips. Our customers use our products and services prior to manufacture to design and verify the integrated circuits to help ensure that the integrated circuits will perform as intended, taking into account the complex effects of deep submicron semiconductor physics.

      Simplex Solutions, Inc. was incorporated in Delaware in April 1995. Our principal executive offices are located at 521 Almanor Avenue, Sunnyvale, California 94085. Our telephone number is (408) 617-6100. Our website can be found at www.simplex.com.

Industry Overview

      Advances in the communications and electronics industries have stimulated consumer and business demand for communications and networking equipment, desktop computers, handheld computing wireless devices and other semiconductor-powered products. Demand for system-on-chip semiconductors is increasing dramatically as manufacturers seek to remain competitive by rapidly introducing products with higher performance, lower cost and smaller size.

Breakthrough Chip Design Technology

      Successful development and commercialization of system-on-chip designs require the design and manufacture of integrated circuits with extremely small features, or geometries. Feature size, which is measured in millionths of a meter, or microns, refers to the size of physical structures that underlie a semiconductor device’s transistors and the wires, or interconnect, that connect these transistors. The configuration of the transistors and interconnect together make up the chip’s geometry.

      Advances in chip manufacturing technology have reduced feature sizes from 3.0 micron in 1980 to 0.18 micron and below in today’s advanced semiconductors. Integrated circuit geometries at or below 0.18 micron are commonly referred to as deep submicron geometries. Reductions in feature size make it possible to increase the number of transistors on each chip dramatically, producing corresponding increases in integrated circuit computing power and functionality.

The New Era of Physics-Dominated Chip Design

      Designing system-on-chip with geometries at 0.18 micron and below presents major challenges both to designers and to traditional design software, making it extremely difficult to build chips that function as intended. As geometries shrink, chip devices and interconnect become so densely packed that the different components of a chip interact in unintended ways and impact the proper functioning of the whole chip. These unintended interactions, which are negligible at larger geometries and thus have traditionally been ignored in chip design, are particularly acute at geometries of 0.18 micron and below. As designs become more dense, accurate analysis, or modeling, of interconnect signal transmission becomes fundamental to first-time production success of complex integrated circuits.

      The laws of semiconductor physics ultimately dictate an integrated circuit’s behavior. Yet, properly accounting for the effects of semiconductor physics at 0.18 micron and below represents a significant barrier to the successful manufacture of today’s deep submicron designs. Historically, chip design focused on modeling the electrical properties of transistors alone in order to predict chip performance and functionality, primarily because the effects of other components at larger geometries were negligible. However, due to the interrelated nature of electrical current flow across an integrated circuit’s transistors, interconnect and underlying silicon structure at deep submicron geometries, modeling the entire semiconductor chip, including transistors, interconnect and the underlying silicon, or substrate structure, has become essential to timely, cost-effective chip production.

      Discontinuity Between Manufacturing Capability and Effective Design. The chip industry’s ability to manufacture integrated circuits at deep submicron geometries has surpassed designers’ ability to reliably deliver designs that function as intended once manufactured in such densely configured geometries. The continued move to deep submicron has had an inordinate impact on design and manufacturing process efficiency including, but not limited to:

•	increasing the likelihood of prototype failure;

•	diminishing the ability to predict chip performance;

•	lowering manufacturing yield;

•	decreasing the reliability of end-products used by customers over time; and

•	increasing run-time for analysis and completion of complex designs.

      To avoid these adverse effects, chip designers have increasingly recognized a need for improved design methodologies and enabling technologies that can analyze deep submicron effects on all of the chip’s components without sacrificing speed or accuracy. As a result, full-chip analysis has become critical due to the interrelated nature of electrical current flow across an integrated circuit’s transistors, interconnect and underlying silicon structure. Segmented analyses of separate system-on-chip components and regions are frequently too inaccurate to ensure that new integrated circuits will be fully operational when manufactured.

      Trend of Market Disaggregation. The semiconductor industry is comprised of three major segments: system design, silicon engineering and semiconductor manufacturing. Over the last ten years, the semiconductor industry has been disaggregating these activities. In the early stages of this disaggregation, many companies began to outsource semiconductor manufacturing, focusing instead on system design and silicon engineering, also referred to as design implementation, in an effort to reduce the costs and risks associated with increasingly complex semiconductor fabrication. This outsourcing of semiconductor manufacturing led to the rise of silicon foundries, which concentrate exclusively on the manufacture of semiconductor chips. As the complexities of designing a system-on-chip increase, many semiconductor companies have chosen to outsource silicon engineering as well. This trend towards outsourcing design implementation is reflected in the emergence of design foundries, which aim to reduce the risk of designing complex chips under aggressive time-to-market constraints. As a result, today’s integrated circuits are created in concept by semiconductor and systems companies, implemented by design foundries and manufactured by silicon foundries.

Business Challenges Facing System-on-Chip Design Companies

      Time-to-Market Delays. In today’s increasingly competitive high-technology economy, the inability to launch products successfully and cost-effectively into narrow market windows can mean the success or failure of products, divisions and even companies. First-mover advantage in introducing new products can be vital to capturing dominant market share for a given product segment, making the efficiency of design and manufacturing processes critical to competitive positioning. Delays introduced by unanticipated design flaws can force product launch postponement or cancellation. Design decisions that cause chips to fail are frequently not identified until significant manufacturing resources have been committed. As deep submicron design becomes more prevalent, design companies are increasingly experiencing time-to-market delays along with an increased incidence of design flaws.

      Increased Incidence of Design Flaws Identified after Manufacturing. The lack of accurate verification software used throughout the design and final testing, or sign-off verification, processes has increased the incidence of manufactured design flaws. Whether design flaws are evident upon initial manufacture or become evident over time with a product’s use, the costs associated with integrated circuit redesign and remanufacture are significant.

      Managing the complexity of deep submicron effects has emerged as a critical barrier to the design and first-time production success of system-on-chip with the desired levels of performance. Advances in manufacturing technologies alone can no longer mitigate the increased risk of delayed system-on-chip product introduction or failure without corresponding advances in design technologies. As a result, the chip design industry must integrate advanced methodologies and software products that manage design complexity and that incorporate full-chip deep submicron effects into all aspects of their design process.

Simplex Software and Services

      Our system-on-chip verification software and services are designed to provide comprehensive, high-speed verification that an integrated circuit will perform as designed, taking into account the complex effects of deep submicron semiconductor physics. Our design foundry services provide design implementation to help our customers achieve first-to-market delivery of system-on-chip designs. We believe our customers can gain a competitive advantage by using our products in advance of manufacture to verify that the chip design will perform as intended. The advantages of our platform, which stem from our expertise in chip design, computer science algorithms and software engineering, include the following key benefits:

      Enabling Deep Submicron Chip Design and Manufacture. Our design technology is engineered to analyze deep submicron effects throughout an integrated circuit without sacrificing speed or accuracy. In the environment of increasingly complex chip designs and correspondingly increased system-on-chip design requirements, we believe that we enable electrical correctness throughout the full chip during the design process. Our modeling and analysis capabilities are designed to enable our customers to verify the integrity of their designs prior to completing the design process and manufacturing the chip. A number of chips designed with current technology fail without designers locating the cause of such fatal failures. We believe our products provide our customers with a competitive advantage in the design and delivery of high-performance chips.

      Accelerating Time-to-Market. Using our products, we believe our customers can accelerate their time-to-market by incorporating deep submicron effects during the design cycle, not simply after the designs are released to manufacture, thus preventing unanticipated design and manufacture iterations. Our software and services help to provide customers with designs ready for production volume, thus avoiding a significant delay and the corresponding loss of revenue for the design supplier.

      Lowering Cost per Chip. Designers using our products test their chip designs during the design cycle. Our software is designed to limit the number of iterations required to design a reliable chip, thereby decreasing both the production cost per chip and the opportunity cost of time spent redesigning instead of innovating.

      Our software and services offer the following key attributes:

•	Comprehensive Platform for System-on-Chip Verification. We provide software products that model the entire semiconductor and help enable the delivery of designs with increased power integrity, timing integrity, signal integrity, and reliability. These products analyze complete system-on-chip designs without compromising speed or accuracy, enabling our customers to design and to test complex integrated circuits.

•	High-Performance and High-Accuracy Verification. Our products have the capacity and speed to verify the full chip without partitioning it into smaller blocks. Without full-chip analysis, it is difficult to predict whether electricity will flow throughout a chip as intended. Our products also capture the higher accuracy of transistor-level models in the simpler gate-level analysis where transistors are grouped into blocks. Gate-level refers to the simplified representation of frequently used groups of transistors. As a result, we provide our customers with transistor-level accuracy at gate-level speeds.

•	Advanced Design Services for System-on-Chip Implementation. We offer services designed to help our customers be first-to-market by delivering electrically correct integrated circuits. A combination of our verification and design software and proprietary design methodology enables our design team to complete complex system-on-chip designs, which have been verified for electrical correctness in advance of manufacture.

•	Integrated Total Solution with Semiconductor Manufacturing Foundries. Anticipating the essential role physics would play in the chip design process, we were one of the first in the industry to create and to market an integration program with silicon foundries. Our program enables our research and development staff to work on site at silicon foundries to develop and to certify models of the foundries’ semiconductor processes. These models are then integrated with our existing software products for use by our customers who outsource their manufacturing to these foundries. Our program provides us with validation that our software is accurate and scalable. It also gives us a first-hand look at the manufacturers’ present and future technologies enabling us to focus our innovation in areas that will serve our customers’ needs. The resulting models are made available to our customers for use during system-on-chip design verification. To date, Chartered Semiconductor Manufacturing, IBM, NEC, Toshiba, Taiwan Semiconductor Manufacturing Co. Ltd. (TSMC) and United MicroElectronics Corp. (UMC) are among the members of our integration program.

Strategy

      Our objective is to make our customers more successful by enabling them to design system-on-chip designs with ever decreasing geometries. In order to achieve this objective, we employ a number of strategies:

      Broaden Customer Service Offering. Because we view the continuing disaggregation of the semiconductor industry as an opportunity for silicon engineering, we have begun complementing our verification software and services with design services. To implement this strategy, we acquired Altius Solutions, a system-on-chip design services company, in October 2000. We intend to provide our customers with a more complete solution for their design needs by combining design services, physical design, intellectual property and system-on-chip verification software.

      Extend Market Leadership into Newer Products. We intend to use our leadership in system-on-chip verification markets to introduce newer software products to our customers. In our experience, once customers have adopted one of our verification products, they are more likely to adopt our other products.

      Broaden Addressable Markets. We intend to expand our design capacity to develop broader market acceptance of our system-on-chip products and design services. As system-on-chip designs become more prevalent, both system-on-chip design and deep submicron physics expertise will become increasingly vital to the successful design of integrated circuits. We intend to leverage our expertise to help customers not only verify but also create new chip designs and design techniques. In addition, we anticipate that many companies will find it valuable to outsource design capability due to the high cost of keeping up with changing technology. In June 2001, we announced, along with our development partner, Toshiba Corporation, a new semiconductor architecture that we believe has the potential to deliver simultaneous improvements of 10+ percent greater chip performance, 20+ percent less power consumption, and 30+ percent more working chips per wafer. This new architecture, called the X Architecture, is the first to make possible the pervasive use of diagonal interconnects, or wiring, for advanced integrated circuits. We also announced our invention of the interconnect design technology, including our “liquid routing” technology, that enables the development of chips based on the new X Architecture.

      Continue our Commitment to Quality and Customer Satisfaction. We focus on the development of high-quality software, and we have a strong emphasis on customer service. We believe our customer support services are highly regarded in the industry not only for our ability to integrate products from a variety of vendors, but also for our proactive working relationships with chip manufacturers and designers. We focus on the development of quality software without the need for additional development time. This Quality-on-TimeTM approach to software development is a key component to customer satisfaction with our software and services. Through our intensive focus on company-wide quality, our engineering and support resources have the freedom to devote more time and energy to innovation.

      Advance and Develop Strategic Relationships. We intend to expand our industry-partner relationships with technology leaders to deliver to our customers further integration of the technologies and design capabilities critical to successful system-on-chip design and production. We intend to continue to develop relationships with leading semiconductor manufacturers for the next generation of our integration program. In addition, we intend to expand our integration relationships with leading design tool vendors to provide customers with integrated software solutions using our products as well as the products of other vendors. To build an industry infrastructure for the X Architecture, Simplex and Toshiba co-founded the X Initiative consortium. Currently, there are 23 member companies, spanning the design-to-silicon supply chain from semiconductor intellectual property to integrated circuit manufacturing.

      Pursue Strategic Acquisitions; Invest in Next-Generation Technology. We intend to acquire strategic technology that will broaden our product offerings into related markets or will expand or improve our customer solutions.

Technology

      The adoption of geometries at 0.18 micron and below has widened the gap between the performance potential of chip manufacturing technology and the designers’ ability to create high-performance designs. Because preparing an integrated circuit design for manufacture is increasingly expensive and time-consuming, it has become even more critical to design with electrically correct methodology and to verify in advance that each chip, once manufactured, will work as specified. Further, the rapid emergence of system-on-chip design styles has introduced new requirements for design tools and methodologies that overcome the limitations of previously available solutions.

      To satisfy these requirements, we create software models that capture the intricate details of semiconductor physics that are relevant to real-world integrated circuit designs. Our analysis tools then apply these models to a full chip, providing the designer with an accurate assessment of the expected performance and reliability of an integrated circuit before manufacturing. It is only by bridging the disparate disciplines of semiconductor physics, computer science and chip design that we have been able to develop our innovative technologies, and our strong emphasis on advanced software engineering methodologies has resulted in the rapid development of high-quality software products.

      Semiconductor Physics. An integrated circuit’s behavior is ultimately dictated by the laws of semiconductor physics. The complexity of the interaction between different components of an integrated circuit increases with higher design speeds and increasingly dense geometries, and phenomena such as crosstalk, voltage drops, and noise become severe. The continuing, dramatic increase in the number of devices on a chip concomitantly increases the likelihood of deep submicron-related design failures.

      Our technical staff has a significant breadth and depth of experience, both in industry and academia, at modeling semiconductor physics. Our expertise manifests itself in the correlation of our models to silicon. To keep our products and the designs we create at the forefront of semiconductor technology, we maintain close relationships with semiconductor manufacturers worldwide, providing us with ongoing access to the leading experts in the field and to the most advanced fabrication technologies.

      Computer Science and Software Engineering. The rapidly rising complexity of today’s deep submicron integrated circuits can pose an overwhelming challenge to both the designer and traditional design software, making it extremely difficult to prevent chip failure. For example, the power grid on a typical chip today is more than ten times as complex as the power grids of just five or six years ago, and transistors now switch more than one billion times per second on the highest-performance chips. Even with today’s fast computers, accurately analyzing tens of millions of wires overnight can be very difficult. We address this problem through continual innovation in computer science. For example, our unique technologies for computational geometry, including the QIC Engine and our adaptive substrate grid, and our matrix solver provide high speed and capacity, while our adaptive analytical modeling technology provides high accuracy. Our extensive computer science expertise draws from disciplines as diverse as cartography, aeronautics, computational chemistry, statistics and electronics.

      Chip Design and Manufacturing. The design and manufacture of today’s integrated circuits involves dozens of complex steps, each of which contains potential sources of error. A thorough understanding of each step and its consequence is necessary to design and verify deep submicron chips that work upon first manufacture. Our organization includes design engineers, software developers, salespeople, applications engineers and marketing and executive staff, who apply our broad expertise in chip design and fabrication in both developing our products and in building relationships with our customers.

      The intersection of these three key disciplines, physics, software and design, is the foundation on which we have built and continue to build our diverse technologies. Our principal technologies and algorithms are listed below.

Selected Proprietary Technologies

Technology	Description	Benefits

QIC Engine	Novel geometry data processing	Faster interconnect modeling and power integrity analysis modeling of more than 10 million gates overnight on one processor

From approximately 200,000 to over 400,000 nets per hour on a single processor

Lightning	High-capacity matrix solver	Automatic computation of current distribution Solving networks with more than 200 million resistors overnight Capacity to handle designs of more than 120 million transistors

Thunder	Dynamic circuit simulation	High-capacity for full chip simulation 100x faster than the industry standard SPICE

Accura	Static power estimation	Vector-independent solution Statistical power estimation technology Combined speed and accuracy

Adaptive Analytical 3D Extraction	Wire modeling	Accuracy to a standard deviation of 4% versus silicon From approximately 200,000 to over 400,000 nets per hour on a single processor

Self-Adjusting Grid	Self-adjusting grid generation for substrate modeling	High-accuracy substrate modeling 100x improved performance over fixed-grid solution

COSMIC	Semiconductor process characterization	Capacitance measurement on silicon to femtofarad (10-15 F) precision Certified models to foundry customers A standard for evaluating and tuning software models

DFT	Design for testability (software engineering technology)	Improves software quality and reliability Increases software development productivity

APIGenTM	Automatic code generation	Accelerates software development cycles Reduces common software errors

QoTTM	Quality-on-Time	High quality of software on schedule Enhances internal efficiency Software product management with quality on time

ECSMTM	Effective current source model	Improves performance of characterization Accuracy within 2% of SPICE

Technology	Description	Benefits

X Placement	Placement of standard cells into X designs

Liquid Routing	Gridless octilinear routing	Potential for 20% less interconnect and 30% fewer vias which result in 10% performance gain, 20% power reduction and 10% die cost savings
X Extraction	Parasitic modeling of X wires

System-on-Chip Design Flow

      In today’s system-on-chip design methodology, the chip design flow involves the following steps:

      System Design. In the system-level design phase, the designer specifies the architecture and overall design of an integrated circuit, partitioning the proposed system into hardware and software components and defining which hardware is appropriate.

      Design Implementation. Design implementation is an implementation phase that maps the system design into a physical representation that can be manufactured. Once design implementation is complete, physical verification is necessary to ensure that the manufactured chip will function correctly.

      SoC Verification. The system-on-chip verification, or SoC verification, step certifies that the results of design implementation are electrically correct for manufacturing.

Simplex SoC Verification Process

      Our verification software and services can be used to perform system-on-chip verification both concurrently during the design implementation and as part of the final verification procedures prior to semiconductor manufacturing. When used concurrently, system-on-chip verification software provides early feedback to the designers in order for them to reach deep submicron, or DSM, closure. DSM closure is the point in the deep submicron chip design cycle where deep submicron-related problems are corrected, and power integrity, timing integrity, signal integrity and reliability goals are met. Used in final verification procedures prior to semiconductor manufacturing, our system-on-chip verification software and services provide the last opportunity to ensure the integrity of the design before the expensive manufacturing process begins.

      SoC verification consists of three major steps: technology characterization; interconnect, device, and silicon structure modeling; and the combination of power integrity, timing integrity, signal integrity and reliability analysis.

      Technology Characterization. Our technology characterization constructs models by simulating the semiconductor process using highly accurate field solvers, which are high-resolution simulators of the physics of electromagnetic fields. This characterization step is an essential part of the process because it provides correlation between silicon and the software models used by the SoC verification software. This task is performed in close cooperation with the semiconductor manufacturers to benefit from the expertise of their process engineers.

      Interconnect, Device and Silicon Structure Modeling. The electrical properties of the chip’s interconnect, devices and underlying silicon structure, or substrate, must be modeled in order to perform power integrity, timing integrity, signal integrity and reliability verifications. This modeling must be accurate for meaningful verification. Our modeling software is designed to simultaneously deliver the accuracy, speed and capacity required to create the models that describe the electrical behavior of integrated circuits.

      Power Integrity. To verify whether electricity will flow as intended throughout the entire chip, it is essential to perform full-chip analysis with transistor-level accuracy. Our products are designed to model integrated circuits at the transistor level with the efficiency and performance of modeling them at the gate level. Gate level refers to a simplified representation of frequently used groups of transistors for faster analysis.

Our solution is integrated at various points in the chip design flow to provide early feedback as well as final verification.

      Timing Integrity. The timing integrity of complex integrated circuits with geometries at or below 0.18 micron is dictated by the performance of the interconnect. Timing analysis products, such as those provided by our interoperability partners, require the combination of accurate models of an integrated circuit’s interconnect with accurate delay calculation in order to predict chip timing behavior. By providing both transistor-level and gate-level interconnect modeling, we address the timing integrity needs of each segment of the semiconductor community.

      Signal Integrity. Frequently, noise problems, or interference between signals, are incorrectly diagnosed as manufacturing problems as they can be intermittent, appearing only on certain chips when tested at certain operating speeds. Identifying and modeling noise propagation through complex integrated circuits is essential to ensure the performance and functionality of both mixed-signal and high-performance digital designs. Our signal integrity verification product is designed to perform a detailed, transistor-level analysis of the noise propagation through the interconnect and the underlying silicon structure, providing an accurate measure of circuit noise behavior. This technology is critical for radio-frequency, mixed-signal and high-end digital chip designs.

      Reliability. The increasing operating frequencies of today’s integrated circuits, when combined with the reduction of power supply levels, introduce significant electromigration risks. Electromigration is an excessive wear of the interconnect, potentially resulting in breakage due to the high density of current flow. Identifying portions of the design where the current density is excessive and can cause reliability problems is an extremely complex task. The technologies in our reliability product are designed to analyze the complete current flows through both signal and supply wires, providing feedback to designers so they can improve design reliability.

Products

      We currently provide several products that address our customers’ system-on-chip design and verification needs. Since different customers encounter different combinations of challenges in their designs, we often provide integrated bundles of our various products and their options in an attempt to address their needs. These bundles are sold to customers in different configurations and at different price points, depending on a customer’s needs. Although customers frequently purchase these bundles, we have organized the component products in the table below by their estimated impact on fiscal 2001 revenue, ranging from largest to smallest.

      Our products address the needs of system-on-chip design and verification as described in this table:

Product	Features	Segments	Benefits

SoC Verification Products
VoltageStorm SoC	Power grid voltage and electromigration for IC designs	Power Integrity and Reliability	Large design capacity (over 100 million transistors) Production-proven technology Static and dynamic analysis

Fire & Ice QX	Modeling interconnect in integrated circuits for timing integrity	Interconnect and Device Modeling	Designed for high throughput and unlimited capacity 4% standard deviation to silicon

SubstrateStorm	Integrated circuit modeling and noise analysis for radio- frequency, analog and mixed-signal designs	Substrate Modeling Signal Integrity	Estimate of interference between sensitive analog and noisy digital circuitry Support of most advanced semiconductor processes Graphical user interface for identifying noise-critical path

Product	Features	Segments	Benefits

Other Analysis Products
ElectronStorm option	Electromigration analysis option to VoltageStorm SoC	Reliability	Full-chip reliability solution Identification of design flaws affecting integrated circuits’ longevity and manufacturing yields

ClockStorm option	High-speed clock analysis option to VoltageStorm SoC	Timing Integrity	Transistor-level analysis providing timing accuracy within 10% of industry-standard SPICE Designed to analyze complex design styles Accounting for non-uniformity of power distribution

SI Report option	Noise Analysis option to Fire & Ice QX	Signal Integrity	Automatic calculation of worst- case noise conditions on full-chip Full integration for high performance and reduced data file size

IP Station	Analysis for system- on-chip electrical sign-off	Timing Integrity Power Integrity Signal Integrity	Automatic IP characterization Accurate within 2% of SPICE Function recognition for complete automation

Services

      We provide services in addition to our software products to enable our customers to produce working chips while focusing primarily on system-level design. Reflecting our emphasis on customer satisfaction and proficiency in the use of our software products, we offer design and verification services to help our customers realize the full potential of our software, thereby increasing the adoption of our technology. We also offer design foundry services that aim to enable our customers to create their most complex, system-on-chip designs. We have organized the services in the table below in decreasing order of their strategic importance to the business.

Services	Description	Benefits

Contract Silicon Engineering	Contract chip design	Targeted use of our expertise on critical designs Electrically correct designs Fast turnaround from design to successful manufacture

SoC Verification Services	Single or multiple full-chip verification	Targeted use of our expertise on critical designs Fast adoption/ rollout of our products and solutions Additional support to meet customer’s project schedules

Services	Description	Benefits

Technology Integration Services	Software integration in integrated circuit design flow	Custom integration for improved efficiency Fast adoption/ rollout of the technology Custom interface to third-party solutions Available for end customers and software vendors
Research Services	Contract research	Development of specialized technology on a contract basis

Customers

      We have customers in each segment of the semiconductor community, including:

•	design and engineering services;

•	microprocessor suppliers;

•	embedded-memory manufacturers and designers;

•	digital signal processor, or DSP, suppliers;

•	application-specific integrated circuit, or ASIC, vendors;

•	application-specific standard products, or ASSP;

•	high-end graphics; and

•	networking, wireless and communications systems.

      Sony is both a customer of our software technology and design foundry services. As our largest customer, Sony accounted for approximately 22% of our total revenue in fiscal 2001.

Strategic Alliances

      Through our wide network of industry partners, we seek to ensure complete interoperability of our software products with those of our partners to facilitate faster adoption and increased ease of use.

      Interoperability. We have interoperability alliances with Mentor Graphics Corp., Magma Design Automation, Monterey Design Systems, Silicon Perspective Corp., Cadence Design Systems and Synopsys. These alliance companies have entered into licensing arrangements with us for the sole purpose of development and testing interfaces to ensure compatibility. We work closely with the leading providers of complementary technologies to provide seamless integration with our products. These alliances range from interoperability programs, for validation of our products’ interoperability, to relationships through which customer-specific applications are jointly developed.

      Foundry. We have developed relationships with Toshiba, IBM, NEC, TSMC, Chartered Semiconductor Manufacturing, and UMC. Our alliances with these leading foundries and semiconductor companies worldwide allows us to demonstrate the accuracy of our chip verification products by gaining access to silicon measurements of process parameters. By jointly developing and supporting accurate models of the most commonly-used semiconductor processes, we provide our mutual customers with validated verification products. Part of our close relationship with foundries revolves around our COSMIC test chip program.

      COSMIC Program. Our COSMIC test chip program with semiconductor industry leaders creates standards for measurement and characterization of interconnect on silicon. Leading semiconductor vendors have successfully used our COSMIC standard to manufacture test chips and to validate the accuracy of our chip verification tools. To date, we have completed test chips with Chartered Semiconductor Manufacturing, IBM, NEC, TSMC and UMC.

      Intellectual Property (IP) Partners. We have launched an IP Partners Program with ARM and Virtual Silicon Technology to provide power grid libraries for users of VoltageStorm SoC. Our partnerships with these leading IP companies allow customers to obtain transistor-accurate libraries of frequently used semiconductor IP such as processor cores and standard cell libraries. Our partners use our tools and support to create, validate and distribute these libraries to their customers who use VoltageStorm SoC.

      X Initiative. In June 2001, at the same time as the announcement of the X Architecture, a revolutionary interconnect architecture based on the pervasive use of diagonal routing, we co-sponsored the formation of the X Initiative, a group of 23 leading companies from throughout the semiconductor industry, including:

Artisan Components, Inc.
Dai Nippon Printing Co., Ltd.
DuPont Photomasks, Inc.
Etec Systems, Inc.,
  an Applied Materials, Inc. company
KLA-Tencor Corporation
Matsushita Electric Industrial Co., Ltd.
MicroArk Co., Ltd.
Monterey Design Systems, Inc.
Numerical Technologies, Inc.
NurLogic Design, Inc.
PDF Solutions, Inc.	Photronics, Inc.
Prolific, Inc.
Silicon Perspective Corporation
Silicon Map, LLC
Silicon Logic Engineering, Inc.
Simplex Solutions, Inc.
STMicroelecronics N.V.
Tensilica, Inc.
Toshiba Machine Co., Ltd.
Toshiba Corporation
Virage Logic Corp.
Virtual Silicon Technology, Inc.

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

Sales and Marketing

      We sell and market our services primarily through a direct sales force. Our sales force consists of salespeople, pre-sales application engineers and post-sales application engineers. As of September 30, 2001, we had 69 sales and marketing employees of which 45 were located in the United States, 15 were located in Europe and 9 were located elsewhere. We intend to expand our direct sales organization to all major global markets; specifically, we intend to focus expansion in Europe and Asia.

      We focus our marketing efforts on achieving brand recognition, market awareness and sales campaign support. We currently market our services through direct advertising and targeted events, including trade shows, conferences, technical publications and live and web-based seminars. Our current customers provide references, and we feature customer recommendations in our promotional activities.

Research and Development

      From our inception through the first quarter of fiscal 1997, our operations were primarily focused on research and development related to the development of our early analysis and extraction products. In fiscal 2001, our research and development expenses were $12.6 million or 26% of revenue, excluding stock-based compensation and amortization of intangibles. In fiscal 2000, our research and development expenses were $5.0 million or 22% of revenue, excluding stock-based compensation and amortization of intangibles, and in 1999, our research and development expenses were $6.4 million or 59% of revenue. Including stock-based compensation and amortization of intangibles, our research and development expenses were $14.8 million or 31% of revenue in fiscal 2001, $5.3 million or 23% of revenue in fiscal 2000, and $6.4 million or 59% of revenue in fiscal 1999. As of September 30, 2001, we had 81 employees in our research and development team of which 61 were located in the United States, 15 were located in Europe and 5 were located elsewhere. We have made use of modern networking and communications technologies to maintain close working relationships with our geographically remote developers, and we intend to continue recruiting developers worldwide. Research and development capabilities are essential to our strategy to enhance and expand our products and services. We have invested, and expect to continue to invest, significant resources in creating a structured process for undertaking all of our research and development and have recruited personnel with the appropriate computer science and software engineering experience. The complexity of system-on-chip design and verification at deep submicron levels requires expertise in semiconductor physics, computer science and software engineering, as well as chip design and manufacturing. We believe that the multidisciplinary expertise of our team of scientists and engineers will continue to advance our market and technological leadership.

Competition

      We compete with suppliers of software for the design of integrated circuits. We believe that the key competitive factors in this market are product capabilities and performance, quality, price, interoperability and a reputation for technical excellence and integrity. We believe that we compete favorably with respect to each of these factors.

      We compete with domestic and international suppliers of software for chip design. Our principal competitors include Avant!, Cadence Design Systems, Mentor Graphics and Synopsys.

      Many of our competitors have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. Current and potential competitors have established or might establish financial or strategic relationships among themselves or with existing or potential customers or third parties. Accordingly, new competitors or alliances among existing competitors might emerge and rapidly acquire significant market share. For example, Synopsys recently announced its pending acquisition of Avant!. If successfully completed, this acquisition will strengthen Synopsys’ product offerings in the area of SoC verification software. In addition, our competitors might develop technologies in the future that more effectively address the design of integrated circuits at deep submicron levels at a lower cost.

Intellectual Property

      We regard the protection of our copyrights, service marks, trademarks and trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions, such as confidentiality and nondisclosure agreements and licensing arrangements, to protect our proprietary rights in products and services. The license agreements with our customers limit their rights to the technologies that we offer and develop for our customers. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements and restricting access to such information.

      We also rely on technologies that we license from third parties. For instance, in 1998, we entered into a license agreement with Computational Applications and System Integration to incorporate certain of their technologies into some of our products. In 1995, we also entered into license agreements with Digital Semiconductor (a business unit of Digital Equipment Corporation) and Chris Terman (an independent contractor who was formerly engaged by us). These licenses are perpetual but may be terminated upon a material breach, including a failure to protect the underlying intellectual property. Each of these license agreements provides us with complementary technologies from parties with specific expertise that we believe is an effective means of expanding the features and functionality of our products. These licenses might not continue to be available to us on commercially reasonable terms in the future, if at all. As a result, we might be required to develop or obtain substitute technology at additional cost.

      We have applied for registration of the following trademarks: ClockStorm, COSMIC, ElectronStorm, SignalStorm, Simplex Solutions and VoltageStorm. Fire & Ice QX is our registered trademark. We currently have three patents issued and a number of patent applications filed in connection with our existing products and technologies and our technologies and intellectual property in development.

Employees

      As of September 30, 2001, we had 220 employees, including 69 in sales and marketing, 81 in research and development, 38 in design service and post sales support and 32 in general and administrative. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Item 2.     Properties

      Our headquarters includes approximately 30,000 square feet in Sunnyvale, California pursuant to a lease that expires May 31, 2002. Although we believe our facilities are adequate for our needs in the near term, due to the rapid growth of our employee base we might need either to lease or to find alternative facilities in order to accommodate future expansion. In addition, we have sales offices in Texas and North Carolina, and we lease space in the United Kingdom, Germany, France and Japan.

Item 3.     Legal Proceedings

      From time to time, we receive claims that arise in the ordinary course of our business. We are currently subject to some such claims related to intellectual property and employee relations matters.

      On August 10, 2001, Sequence Design, Inc. filed a suit against us in the United States District Court for the Northern District of California, alleging that we infringed Sequence’s United States Patent No. 5,901,063. We have filed an answer to Sequence’s complaint denying infringement and asserting that the Sequence patent is not valid. No trial date has been set.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders of Simplex during the fourth quarter of fiscal 2001.

Executive Officers

      Set forth below is information concerning our executive officers, and their ages as of September 30, 2001.

Name	Age	Position

Penelope A. Herscher	41	Chief Executive Officer and Chairman of the Board of Directors
Aki Fujimura	43	President, Chief Operating Officer and Director
Aurangzeb Khan	45	Executive Vice President and General Manager
James D. Behrens	50	Executive Vice President, Worldwide Field Operations
Luis P. Buhler	48	Chief Financial Officer
Steven L. Teig	40	Chief Technical Officer

      Penelope A. Herscher has served as our Chief Executive Officer since April 1996. From May 1996 to July 2000, Ms. Herscher served as our President. In July 2000, Ms. Herscher was appointed Chairman of our Board of Directors. From June 1988 to April 1996, Ms. Herscher held several management positions at Synopsys, Inc., an electronic design automation company, including business development, Vice President of Marketing and general management positions. Ms. Herscher serves on the board of directors of the EDA Consortium. Ms. Herscher holds a B.A. in mathematics from Cambridge University in England.

      Aki Fujimura has served as our Chief Operating Officer and as a member of our Board of Directors since August 1997. In July 2000, Mr. Fujimura was appointed our President. From April 1993 to October 1996,

Mr. Fujimura served on the Board of Directors and as Vice President for Pure Software, a developer of automated software quality products and services. Mr. Fujimura serves on the Board of Directors of Bristol Technology Inc. Mr. Fujimura holds a B.S. and an M.S. in electronic engineering and computer science from the Massachusetts Institute of Technology.

      Aurangzeb Khan has served as our Executive Vice President and General Manager since October 2000. Mr. Khan co-founded Altius and has served as its President and Chief Executive Officer since March 1999. From February 1996 to March 1999, Mr. Khan was Vice President, Silicon Engineering at Cirrus Logic, Inc. From October 1983 to February 1996, Mr. Khan held various positions at Tandem Computers, Inc., including Director of Engineering, Technology & CAD Development. Prior to October 1983, Mr. Khan served as Senior Design Engineer, SRAM Development, for Fairchild Semiconductor Corp. Mr. Khan holds an M.S. in Engineering Management and an M.S. in Electrical Engineering from Stanford University, a B.S. in Electrical Engineering and Computer Sciences and a B.S. in Nuclear Engineering from University of California, Berkeley, and a B.Sc. in Physics and Mathematics (with highest honors) from University of Punjab.

      James D. Behrens has served as our Vice President of Worldwide Field Operations since April 2000. From August 1999 to April 2000, Mr. Behrens served as President and Chief Executive Officer of Snaketech, S.A., which we acquired in March 2000. From January 1999 to August 1999, Mr. Behrens served as a partner at Quanah Consulting. From February 1998 to January 1999, Mr. Behrens served as Vice President of Business Development for Aspec Technology, Inc. (now Ingenuus Corporation), a provider of electronic design automation software tools. From August 1997 to February 1998 Mr. Behrens served as President of SIS Microelectronics, which was acquired by Aspec Technology in February 1998. From November 1989 to March 1997, Mr. Behrens held various management roles at Cadence Design Systems, Inc. Mr. Behrens holds a B.S. in chemistry from Colorado State University.

      Luis P. Buhler has served as our Chief Financial Officer since January 1999. From February 1998 to January 1999, Mr. Buhler served as a consultant and as a principal at Rockledge Associates, a finance and public affairs consulting firm. From January 1997 to February 1998, Mr. Buhler served as Deputy Secretary for Economic Development at the California Trade and Commerce Agency, which included acting as Executive Director for California Infrastructure and Economic Development Bank. From August 1988 to September 1996, Mr. Buhler held several positions at Trans Ocean Ltd., an international equipment leasing company, including Vice President of International Marketing and Vice President Treasurer. Mr. Buhler holds a B.A. in economics and an M.B.A. from Stanford University and an M.A. in Urban Studies from Occidental College.

      Steven L. Teig has served as our Chief Technical Officer since August 1998. From April 1995 to August 1998, Mr. Teig served as Vice-President, Advanced Technology at CombiChem, Inc., a drug discovery company, where he developed their core Discovery Engine technology. In June 1989, Mr. Teig co-founded BioCAD Corporation, the commercial developer of the Catalyst drug discovery software, and served as its Chief Technical Officer until its merger with Molecular Simulations Inc. in August 1994. Thereafter, Mr. Teig served as President and Chief Technical Officer of Entropix Corp., a subsidiary of Molecular Simulations, from August 1994 through April 1995. Mr. Teig holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on The Nasdaq National Market under the symbol “SPLX” since our initial public offering on May 2, 2001. As of December 13, 2001 we had approximately 292 stockholders of record and the closing price of our common stock was $20.60 per share as reported by The Nasdaq National Market.

      The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by The Nasdaq National Market:

Fiscal 2001	High	Low

Third Quarter	$38.20	$19.83
Fourth Quarter	$28.51	$11.15

      No cash dividends were declared or paid in fiscal 2001. We anticipate retaining all available funds to finance future internal growth and product development.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data for the periods ended September 30 for each of the five years indicated have been derived from our audited financial statements. You should read the following table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes related thereto included in Items 7 and 8 of Part II of this Form 10-K.

	Years Ended September 30,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$48,184	$22,817	$10,881	$6,537	$3,001
Gross profit	34,681	18,914	8,811	5,640	2,291
Operating loss	(11,506)	(6,196)	(7,119)	(7,527)	(5,278)
Net loss	(12,087)	(6,722)	(7,041)	(7,215)	(5,178)
Basic and diluted net loss per share	$(1.30)	$(2.40)	$(3.62)	$(4.64)	$(4.16)
Number of shares used in calculation of basic and diluted net loss per share	9,311	2,801	1,944	1,557	1,245
Other Financial Data (unaudited)(1):
Gross profit excluding non-cash charges	$38,243	$19,334	$8,811	$5,640	$2,291
Total operating expenses excluding non-cash charges	35,879	18,160	15,917	12,669	7,562
Operating income (loss) excluding non-cash charges	2,364	1,174	(7,106)	(7,029)	(5,271)
Net income (loss) excluding non-cash charges	$1,783	$648	$(7,028)	$(6,717)	$(5,171)

(1)	In the Other Financial Data table above, we present gross profit, total operating expenses, operating income (loss) and net income (loss) as adjusted to exclude the following non-cash charges: stock-based compensation expense, in-process research and development charges, and amortization of goodwill and other intangibles. We consider these measures to be useful as they provide an additional basis upon which to evaluate our ability to fund our operations, growth and other capital expenditures. However, these measures are not indicators of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. Further, these measures do not replace gross profit, total operating expenses, operating income (loss) and net income (loss) as indicators of our operating performance or cash flow as a measure of liquidity. For example, as indicated above, our operating income excluding non-cash charges for the year ended September 30, 2001 was $2,364,000, as compared to our net cash used in operating activities for the same period which was $220,000. The difference is primarily due to our assumption of Altius’ existing current liabilities which we paid down after the acquisition, as well as our use of cash to finance current assets net of current liabilities of our business. In addition, we believe that these measures are typically used by financial analysts when comparing and evaluating companies in our industry. With respect to stock-based compensation expense, we believe that offering equity as a portion of compensation helps to align the interests of our employees with the interests of our stockholders. As a result, we expect equity will continue to be a part of the compensation we offer our employees. However, we do not currently intend to grant options with exercise prices below fair market value. Further, we do not have a policy with respect to the repricing of stock options or the grant of cash bonuses if the market price of our stock falls below the exercise prices of our granted options. For a reconciliation of these Other Financial Data items to those reported under generally accepted accounting principles, see “Reconciliation between reported Statement of Operations Data and the amounts shown as Other Financial Data” below.

	September 30,

	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	50,672	7,447	4,466	7,041	3,277
Working capital	52,065	2,669	3,382	6,631	2,360
Total assets	99,447	22,516	11,803	10,727	6,261
Convertible preferred stock and warrants	—	24,251	24,184	23,333	11,044
Total common stock and other stockholder’s equity (deficit)	81,743	(14,332)	(21,651)	(14,854)	(7,414)

	Year Ended September 30,

	2001	2000	1999

Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(220)	$1,565	$(5,384)
Net cash (used in) provided by investing activities	(34,151)	807	(696)
Net cash provided by financing activities	45,369	871	3,243

	Year Ended September 30,

	2001	2000	1999	1998	1997

Reconciliation between reported Statement of Operations Data and the amounts shown as Other Financial Data (unaudited):
(a) Gross profit	$34,681	$18,914	$8,811	$5,640	$2,291
Amortization of acquired technology	453	166	—	—	—
Stock-based compensation	3,109	254	—	—	—

Gross profit excluding non-cash charges	$38,243	$19,334	$8,811	$5,640	$2,291

(b) Total operating expenses	$46,187	$25,110	$15,930	$13,167	$7,569
Amortization of goodwill and other intangibles	(6,117)	(409)	—	—	—
In-process and acquired research and development	—	(5,000)	—	—	—
Stock-based compensation	(4,191)	(1,541)	(13)	(498)	(7)

Total operating expenses excluding non-cash charges	$35,879	$18,160	$15,917	$12,669	$7,562

(c) Operating income (loss)	$(11,506)	$(6,196)	$(7,119)	$(7,527)	$(5,278)
Amortization of goodwill and other intangibles	6,570	575	—	—	—
In-process and acquired research and development	—	5,000	—	—	—
Stock-based compensation	7,300	1,795	13	498	7

Total operating income (loss) excluding non-cash charges	$2,364	$1,174	$(7,106)	$(7,029)	$(5,271)

	Year Ended September 30,

	2001	2000	1999	1998	1997

(d) Net loss	$(12,087)	$(6,722)	$(7,041)	$(7,215)	$(5,178)
Amortization of goodwill and other intangibles	6,570	575	—	—	—
In-process and acquired research and development	—	5,000	—	—	—
Stock-based compensation	7,300	1,795	13	498	7

Net income (loss) excluding non-cash charges	$1,783	$648	$(7,028)	$(6,717)	$(5,171)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of Part II of this Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ significantly from those projected in the forward-looking statements. Actual results may differ materially due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Factors That May Affect Future Results of Operations.” See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

      We provide software and services for integrated circuit design and verification to enable our communications, computer and consumer products customers to achieve first-time production success and rapid delivery of complex system-on-chip semiconductors. Our products and services are designed to enable our customers to rapidly deliver high quality system-on-chip semiconductors with geometries at and below 0.18 micron.

      From our incorporation in April 1995 until we shipped our first product in November 1996, we primarily focused our activities on conducting research and development for our software products. In November 1996, we shipped our first product suite, which included Fire & Ice (a SoC verification product) and the predecessor to VoltageStorm SoC (a SoC verification product). In March 1999, we shipped VoltageStorm along with the ElectronStorm, ClockStorm and SI Report options (each analysis products). During the last two years, we have substantially extended and improved our products. In September 1999, we shipped our next-generation proprietary modeling product, Fire & Ice QX, which resulted in a 100x increase in performance over the prior version. In May 2000, we introduced our next-generation power integrity product, VoltageStorm SoC, which addresses the unique challenges of system-on-chip design earlier in our customers’ design flow.

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

      In October 2000, we acquired Altius Solutions, Inc., or Altius, which is now our wholly owned subsidiary, in exchange for a total of approximately 2.6 million shares of our common stock and options to purchase approximately 384,000 additional shares of our common stock. As a result of our Altius acquisition, we now provide design foundry services that enable accelerated chip development. Altius was incorporated in March 1998, and received its first revenue for system-on-chip design services in March 1999. We have accounted for this transaction using the purchase method of accounting.

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

      In June 2001, at the same time as the announcement of the X Architecture, we co-sponsored the formation of the X Initiative, a group of leading companies from throughout the semiconductor industry which has grown to 23 members. The X Initiative supports a five-year program aimed at accelerating the availability and fabrication of the X Architecture.

      In October 2001, the X Initiative announced the successful effort of member Numerical Technologies to process the first X Architecture photomask data with optical proximity correction, based on design data provided by us. Numerical Technologies was able to use its current mask data preparation tool CATSTM, which is used in virtually every photomask manufacturing facility worldwide to prepare design information for mask manufacturing, to assess mask data preparation for X Architecture designs. In a separate announcement, the X Initiative announced the successful production of the world’s first X Architecture mask by X Initiative member Dupont Photomasks, Inc. Dupont Photomasks was able to produce this first-of-its-kind photomask using existing photomask manufacturing software and equipment, including Numerical’s CATS, for current-generation 0.18 micron process technologies.

      In the fourth quarter of fiscal 2001, general economic conditions and conditions in the semiconductor industry, impacted the ability of our customers to purchase our products and services as uncertainty in their businesses has increased. These conditions have caused our sales cycle to lengthen, customer budgets for research and development to decrease and customer purchases to be delayed or decreased. In response to these events, we have tightened expense controls and adjusted our sales compensation to focus sales efforts on the first half of fiscal 2002.

      Historically, our revenues have been flat or slightly down in our first fiscal quarter, as compared to the immediately preceding quarter, due in large part to the structure of our sales incentives. In the current business and customer environment, we expect this seasonal pattern to be accentuated.

Source of Revenue

      We derive our revenue from software licenses, maintenance, consulting, design foundry services, training and the development of technologies under research and development contracts. Our end customers include microprocessor companies, embedded memory or digital signal processor suppliers, design and engineering service companies, application-specific integrated circuit vendors and application-specific standard products companies building high-end graphics, networking, wireless and communications systems.

      Our total revenue in the fiscal years ended September 30, 2001 and 2000, and 1999 were comprised of the following:

	2001	2000	1999

License Revenue.
Term licenses (more than 3 years)	12%	39%	49%
Term licenses (3 years or less)	19%	7%	—
Time-based licenses	20%	19%	22%
Service Revenue.
Maintenance services	17%	19%	17%
Software services	5%	16%	12%
Design foundry services	27%	—	—

License Revenue

      We generate our revenue under time-based licenses where revenue is recognized ratably and term licenses where revenue is recognized at time of shipment. Our time-based licenses are typically 1 year or less and can be renewed or remixed periodically. Our term licenses exceed one year in length and typically do not exceed 20 years. We intend to increase the percentage of revenue derived from our time-based licenses and our 3-year term licenses. License revenue was 51% of total revenue for fiscal year 2001 reflecting the Altius acquisition and related increases in design foundry services. License revenue was 64% of our total revenue in fiscal 2000 and 71% of total revenue in fiscal 1999.

Services

      Services revenue is generated from:

•	design foundry services;

•	maintenance services;

•	short-term consulting and training; and

•	research and development contracts.

      Maintenance is sold to customers with term licenses and is renewed by customers on an annual basis. We perform short-term consulting for and provide training to end customers. We also have a research and development project with one customer. Services revenue accounted for 49% of our total revenue for fiscal year 2001 reflecting the Altius acquisition and related increases in design foundry services. Services revenue accounted for 36% of our total revenue in fiscal 2000 and 29% of our total revenue in fiscal 1999.

International Revenue

      We have international sales offices located in the United Kingdom, Germany, France, and Japan. North American sales offices are located in North Carolina, Texas and California. We also use distributors and sales agents in Taiwan. Our sales outside of North America accounted for 47% of our total revenue for fiscal year 2001, 34% of our total revenue in fiscal 2000 and 23% of our total revenue in fiscal 1999.

Revenue Recognition

      We report revenue in two categories: license revenue and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing design foundry, consulting, training and maintenance services to end-users as well as services under research and development contracts.

      We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, (SOP 97-2) and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. License revenue is derived from term and time-based licenses. License revenue from term licenses is recognized upon shipment of the product, if an executed agreement or purchase order has been received, the fee is fixed and determinable and collection is deemed probable. We do not generally include acceptance criteria or rights of return in our arrangements.

      For contracts with multiple obligations (e.g., product licenses, maintenance and other services), we allocate revenue to each component of the contract based on vendor specific objective evidence of its fair value, which is based on either the price when each component is sold separately, or the renewal rates for maintenance in future years as specified in the arrangement. We recognize revenue allocated to undelivered products and services when the criteria for revenue set forth herein are met.

      License and maintenance revenue from time-based licenses for a term of one year or less is recognized ratably over the period of the license, as maintenance for these licenses is never sold separately from the license.

      Services revenue from consulting, installation and training is recognized as the related services are performed, when collectibility is probable and the fee is fixed and determinable. Revenue from maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the related agreement. Payments of maintenance fees are generally made in advance and are nonrefundable.

      We recognize revenues derived from research and development contracts in accordance with American Institute of Certified Public Accountants Statement of Position No. 68, Research and Development Arrangements and Statement of Position No. 81-1, Contract Accounting under the percentage-of-completion method of accounting based on the estimated stage of completion of individual contracts. We recognize revenues from design foundry engineering contracts in accordance with Statement of Position No. 81-1, Contract Accounting under the percentage-of-completion method.

      Simplex also recognizes service and license revenue for contracts which require significant customization or modification of its software and service revenue for contracts which do not include licenses, under SOP 81-1, using the percentage-of-completion method based on the estimated stage of completion of the individual contracts.

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

Cost of Revenue

      Cost of license revenue consists primarily of the expenses related to royalties, amortization and maintenance related to acquired or licensed technologies. We deliver our product and associated documentation electronically. Cost of services revenue consists primarily of personnel expenses, including stock-based compensation expense, costs related to outside consultants, travel and overhead expenses related to program management, software installation, customer and technical support and fees for sub-contractors and training.

Operating Expenses

      Operating expenses consist of research and development expenses, selling and marketing expenses, general and administrative expenses, stock-based compensation expenses, amortization of acquired intangibles and in-process research and development expenses. We allocate the total costs for overhead and facilities based on headcount to each of the functional areas that use the relevant services. These allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense.

Research and Development

      Research and development costs consist primarily of expenses related to the development of new functionality and upgrades of our software and to the amortization of acquired intangibles. These expenses include compensation and benefits, including stock-based compensation expense, for software developers, quality assurance personnel and for third-party contract development costs.

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and benefits, including stock-based compensation expense, for direct sales and marketing personnel, travel cost, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs.

General and Administrative

      General and administrative expenses consist primarily of compensation and benefits, including stock-based compensation expense, for general and administrative employees and fees for professional advisors.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and other intangibles arises through our acquisitions of Snaketech and Altius. These acquisitions were each accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition dates. Goodwill and other intangible assets are amortized on a straight-line basis over their respective estimated useful lives from three to seven years.

Stock-based Compensation

      For the year ended September 30, 2001 we recorded an unearned stock-based compensation charge of $11.8 million, $10.3 million of which related to the stock options assumed in connection with the acquisition of Altius in October 2000. During the year ended September 30, 2000 we granted stock options and issued restricted stock to our officers, employees and consultants where, with respect to officers and employees, the fair value was subsequently determined to be greater than on the date of grant. As a result, we recorded an unearned stock-based compensation charge of $4.0 million for the year ended September 30, 2000. For employees, such amount represents the difference at the grant date between the exercise price of each stock option granted or the purchase price for each share of restricted stock and the fair market value of the underlying common stock. This amount is being amortized, using the accelerated vesting method, over the vesting period of the options or restricted stock, generally four years. Stock-based compensation related to consultants is measured on a fair-value basis using the Black-Scholes option pricing methodology.

Results of Operations

      The following table presents certain financial data as a percentage of total revenue for the periods indicated:

	Years Ended September 30,

	2001	2000	1999

Net revenue:
License	51%	64%	71%
Services	49	36	29

Total revenue	100	100	100

Cost of revenue:
License	1	1	1
Services	27	16	18

Total cost of revenue	28	17	19

Gross profit	72	83	81

Operating expenses:
Research and development	30	23	59
Sales and marketing	40	47	67
General and administrative	13	16	20
Amortization of goodwill and other intangibles	13	2	—
In-process and acquired research and development	—	22	—

Total operating expenses	96	110	146

Loss from operations	(24)	(27)	(65)
Interest and other income (expense), net	2	1	1
Interest expense	(1)	(2)	(1)

Loss before income taxes	(23)	(28)	(65)
Provision for income taxes	2	1	—

Net loss	(25)%	(29)%	(65)%

Years Ended September 30, 2001 and 2000

Revenue

      Total Revenue. Total revenue increased 111% from $22.8 million for the year ended September 30, 2000 to $48.2 million for the year ended September 30, 2001. Our contracts with Sony accounted for 22% of total revenue for the year ended September 30, 2001. As a percentage of total revenue, license revenue accounted for 51% for the year ended September 30, 2001 and 64% for the year ended September 30, 2000. Total revenue from sales to customers outside North America accounted for 47% of total revenue for the year ended September 30, 2001 and 34% of total revenue for the year ended September 30, 2000. We expect that revenue derived from customers outside of North America will continue to account for a significant portion of our future revenue. We see the demand for our products and services driven by our customer’s design starts at 0.18 micron and below.

      License Revenue. License revenue increased 68% from $14.7 million for the year ended September 30, 2000 to $24.7 million for the year ended September 30, 2001 due to the introduction of next generation models of our primary products as well as an increase in the demand for our existing products primarily due to technological advances in our industry which we expect to continue.

      Services Revenue. Services revenue increased 188% from $8.1 million for the year ended September 30, 2000 to $23.5 million for the year ended September 30, 2001. This increase was due primarily to approximately $12.8 million in revenue from our design foundry services which resulted from our acquisition of Altius on October 4, 2000 and approximately $2.5 million increase in maintenance and other support of our customers.

Cost of Revenue

Licenses

	Year Ended
	September 30,

	2001	2000

	(In thousands)
Other cost of license revenue	$70	$92
Amortization of acquired technology	453	166

Cost of license revenue	$523	$258

      Excluding amortization of acquired technology, cost of license revenue decreased 24% from $92,000 for the year ended September 30, 2000 to $70,000 for the year ended September 30, 2001, due to lower royalties incurred. As a percentage of license revenue, cost of license revenue, excluding amortization of acquired technology were 0.3% for the year ended September 30, 2001, and 0.6% for the year ended September 30, 2000. Including amortization of acquired technology of $453,000 for the year ended September 30, 2001, cost of license was $523,000, or 2.1% of license revenue. Including amortization of acquired technology of $166,000 for the year ended September 30, 2000, cost of license increased to $258,000, or 1.8% of license revenue.

Services

	Year Ended
	September 30,

	2001	2000

	(In thousands)
Other cost of services	$9,871	$3,391
Stock-based compensation	3,109	254

Cost of services	$12,980	$3,645

      Excluding stock-based compensation expense, cost of services increased 191% from $3.4 million in the year ended September 30, 2000 to $9.9 million in the year ended September 30, 2001, due to additional costs incurred for the new design foundry service resulting from the Altius acquisition. As a percentage of services revenue, cost of services, excluding stock-based compensation expense, was 42% for each of the years ended September 30, 2001 and 2000. Including stock-based compensation expense of $3.1 million for the year ended September 30, 2001, cost of service increased to $13.0 million, or 55% of service revenue. Including stock-based compensation expense of $254,000 for the year ended September 30, 2000, cost of service was $3.6 million, or 45% of service revenue.

Operating Expenses

Research and Development

	Year Ended
	September 30,

	2001	2000

	(In thousands)
Other research and development	$12,598	$4,966
Stock-based compensation	2,159	375

Research and development	$14,757	$5,341

      Excluding stock-based compensation expense and amortization of intangibles, research and development expenses increased 154% from $5.0 million for the year ended September 30, 2000 to $12.6 million for the year ended September 30, 2001. This increase resulted from the hiring of new employees and the headcount increase related to the acquisition of Snaketech in March 2000 and the acquisition of Altius in October 2000. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense and amortization of intangibles, were 26% for the year ended September 30, 2001 and 22% for the year ended September 30, 2000. Including stock-based compensation expense of $2.2 million for the year ended September 30, 2001, research and development expense increased to $14.8 million, or 31% of total revenue. Including stock-based compensation expense of $375,000 for the year ended September 30, 2000, research and development expense was $5.3 million, or 23% of total revenue.

Sales and Marketing

	Year Ended
	September 30,

	2001	2000

	(In thousands)
Other sales and marketing	$17,831	$10,373
Stock-based compensation	1,257	262

Sales and marketing	$19,088	$10,635

      Excluding stock-based compensation expense, sales and marketing expenses increased 72% from $10.4 million for the year ended September 30, 2000 to $17.8 million for the year ended September 30, 2001. This increase resulted from increased compensation expense due to the expansion of our sales and marketing organization, including the effect of the Snaketech and Altius acquisitions. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, were 37% for the year ended September 30, 2001 and 45% for the year ended September 30, 2000, due to the growth of revenue outpacing the increase of sales and marketing expenses. Including stock-based compensation expense of $1.3 million for the year ended September 30, 2001, sales and marketing expense increased to $19.1 million, or 40% of total revenue. Including stock-based compensation expense of $262,000 for the year ended September 30, 2000, sales and marketing expense was $10.6 million, or 47% of total revenue.

General and Administrative

	Year Ended
	September 30,

	2001	2000

	(In thousands)
Other general and administrative	$5,450	$2,820
Stock-based compensation	775	905

General and administrative	$6,225	$3,725

      Excluding stock-based compensation expense, general and administrative expenses increased 93% from $2.8 million for the year ended September 30, 2000 to $5.5 million for the year ended September 30, 2001 due to increased recruiting expenses and increased headcount from the Altius acquisition. We also incurred increased expenses associated with being a public company starting May 2, 2001, including annual and other reporting costs, increased director and officer liability insurance, investor relations programs and accounting and legal fees. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, were 11% for the year ended September 30, 2001 and 12% for the year ended September 30, 2000. Including stock-based compensation expense of $775,000 for the year ended September 30, 2001, general and administrative expense increased to $6.2 million, or 13% of total revenue. Including stock-based compensation expense of $904,000 for the year ended September 30, 2000, general and administrative expense was $3.7 million, or 16% of total revenue.

      Amortization of Goodwill and Other Intangibles. Amortization of acquired intangibles was $6.6 million for the year ended September 30, 2001, of which $453,000 was allocated to cost of license. Amortization of acquired intangibles was $575,000 for the year ended September 30, 2000, of which $166,000 was allocated to cost of license. Amortization of goodwill and other intangibles relates to the Snaketech and Altius acquisitions. Snaketech was acquired in March 2000 which resulted in $5.5 million of goodwill and intangibles. Altius was acquired in October 2000 which resulted in $25.8 million of goodwill and intangibles.

      Stock-based Compensation. We recorded an unearned stock-based compensation charge of $11.7 million for the year ended September 30, 2001 and $4.0 million for the year ended September 30, 2000. Stock-based compensation expense was $7.3 million for the year ended September 30, 2001 and $1.8 million for the year ended September 30, 2000. This stock-based compensation expense has been allocated to its respective category under cost of revenue, research and development, sales and marketing and general and administrative. This increased expense resulted from the increased level of stock option grants and restricted stock issuances and increases in the deemed fair market value of the underlying common stock.

      Net Interest and Other Income (Expense). Net interest and other expense was $509,000 for the year ended September 30, 2001 and a net income of $284,000 for the year ended September 30, 2000. Net interest and other expense for the year ended September 30, 2001 includes interest expense incurred on our line of credit and capital leases, amortization of debt discount and foreign currency translation loss, offset by interest income earned on our cash, cash equivalent and short-term investment balances.

Provision for Income Taxes

      The income tax provision for the year ended September 30, 2001 was $1.1 million which is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions. No provision for federal and state income taxes has been recorded since inception because we have experienced significant net losses, which have resulted in federal and state operating loss carryforwards of approximately $27.2 million as of September 30, 2001. In light of our cumulative operating losses, we have provided a full valuation allowance for all deferred tax assets since at present we are uncertain whether such deferred tax assets will be realized.

Years Ended September 30, 2000 and 1999

Revenue

      Total Revenue. Total revenue increased 110% from $10.9 million for the year ended September 30, 1999 to $22.8 million for the year ended September 30, 2000. Our contracts with Toshiba accounted for 18% of total revenue for the year ended September 30, 2000. As a percentage of total revenue, license revenue accounted for 64% for the year ended September 30, 2000 and 71% for the year ended September 30, 1999. Total revenue from sales to customers outside North America accounted for 34% of total revenue for the year ended September 30, 2000 and 23% of total revenue for the year ended September 30, 1999. We expect that revenue derived from customers outside North America will continue to account for a significant portion of our future revenue.

      License Revenue. License revenue increased 91% from $7.7 million for the year ended September 30, 1999 to $14.7 million for the year ended September 30, 2000 due to the introduction of next generation models of our primary products as well as an increase in the demand for our existing products primarily due to technological advances in our industry which we expect to continue.

      Services Revenue. Services revenue increased 156% from $3.2 million for the year ended September 30, 1999 to $8.1 million for the year ended September 30, 2000. This increase was due to an approximately $3.6 million increase in maintenance and other support of our customers and approximately $1.3 million increase in revenue related to our research contract.

Cost of Revenue

Licenses

	Year Ended
	September 30,

	2000	1999

	(In thousands)
Other cost of license	$92	$96
Amortization of acquired technology	166	—

Cost of license	$258	$96

      Excluding amortization of acquired technology, cost of licenses decreased 4% from $96,000 for the year ended September 30, 1999 to $92,000 for the year ended September 30, 2000, due to lower royalties incurred. As a percentage of licenses revenue, cost of licenses, excluding amortization of acquired technology were 0.6% for the year ended September 30, 2000, and 1.2% for the year ended September 30, 1999. Including amortization of acquired technology of $166,000 for the year ended September 30, 2000, cost of license increased to $258,000, or 1.8% of license revenue. We incurred no amortization of acquired technology for the year ended September 30, 1999.

Services

	Year Ended
	September 30,

	2000	1999

	(In thousands)
Other cost of services	$3,391	$1,974
Stock-based compensation	254	—

Cost of services	$3,645	$1,974

      Excluding stock-based compensation expense, cost of services increased 72% from $2.0 million in the year ended September 30, 1999 to $3.4 million in the year ended September 30, 2000, due to cost of services related to our research contract offset by a cost-saving program that included a decrease in the use of outside consultants utilized for application engineering in early fiscal 1999. As a percentage of services revenue, cost of services, excluding stock-based compensation expense, was 42% for the year ended September 30, 2000, and 62% for the year ended September 30, 1999. Including stock-based compensation expense of $254,000 for the year ended September 30, 2000, cost of service increased to $3.6 million, or 45% of service revenue. We incurred no stock-based compensation expense pertaining to services for the year ended September 30, 1999.

Operating Expenses

Research and Development

	Year Ended
	September 30,

	2000	1999

	(In thousands)
Other research and development	$4,966	$6,378
Stock-based compensation	375	9

Research and development	$5,341	$6,387

      Excluding stock-based compensation expense and amortization of intangibles, research and development expenses decreased 22% from $6.4 million for the year ended September 30, 1999 to $5.0 million for the year ended September 30, 2000. During the second quarter of fiscal 1999, we limited the use of higher-priced outside consultants resulting in lower expenses. We started increasing the level of staffing for research and development after the acquisition of Snaketech in the quarter ended March 31, 2000. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense and amortization of intangibles, were 22% for the year ended September 30, 2000 and 59% for the year ended September 30, 1999, attributable to increases in total revenue and lower expenses. Including stock-based compensation expense of $375,000 for the year ended September 30, 2000, research and development expense increased to $5.3 million, or 23% of total revenue. We incurred $9,000 stock-based compensation expense for the year ended September 30, 1999.

Sales and Marketing

	Year Ended
	September 30,

	2000	1999

	(In thousands)
Other sales and marketing	$10,373	$7,314
Stock-based compensation	262	—

Sales and marketing	$10,635	$7,314

      Excluding stock-based compensation expense, sales and marketing expenses increased 42% from $7.3 million for the year ended September 30, 1999 to $10.4 million for the year ended September 30, 2000. Approximately $2.1 million of this increase was due to the addition of sales personnel and increased commissions paid. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, were 45% for the year ended September 30, 2000 and 67% for the year ended September 30, 1999, due to the growth of revenue outpacing the increase of sales and marketing expenses. Including stock-based compensation expense of $262,000 for the year ended September 30, 2000, sales and marketing expense increased to $10.6 million, or 47% of total revenue. We incurred no stock-based compensation expense pertaining to sales and marketing for the year ended September 30, 1999.

General and Administrative

	Year Ended
	September 30,

	2000	1999

	(In thousands)
Other general and administrative	$2,820	$2,225
Stock-based compensation	905	4

General and administrative	$3,725	$2,229

      Excluding stock-based compensation expense, general and administrative expenses increased 27% from $2.2 million for the year ended September 30, 1999 to $2.8 million for the year ended September 30, 2000 due to the addition of personnel and increased use of consultants and third party advisors. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, were 12% for the year ended September 30, 2000 and 20% for the year ended September 30, 1999. Including stock-based compensation expense of $904,000 for the year ended September 30, 2000, general and administrative expense increased to $3.7 million, or 16% of total revenue. We incurred $4,000 of stock-based compensation expense for the year ended September 30, 1999.

      Amortization of Goodwill and Other Intangibles. Amortization of acquired intangibles was $0.6 million for the year ended September 30, 2000, of which $166,000 was allocated to cost of license revenue. The total amortization related to the acquisition of Snaketech in March 2000. No amortization expense was recorded in the year ended September 30, 1999.

      Stock-based Compensation. We recorded an unearned stock-based compensation charge of $4.0 million for the year ended September 30, 2000 and $20,000 for the year ended September 30, 1999. Stock-based compensation expense was $1.8 million for the year ended September 30, 2000 and $13,000 for the year ended September 30, 1999. This stock-based compensation expense has been allocated to its respective category under cost of revenue, research and development, sales and marketing and general and administrative. This increased expense resulted from the increased level of stock option grants and restricted stock issuances and increases in the deemed fair market value of the underlying common stock.

      In-process and Acquired Research and Development. On March 31, 2000, we acquired Snaketech. In connection with this acquisition, $1.1 million of in-process research and development has been allocated based on established valuation techniques using the incremental expected cash flows. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future use. Snaketech had one major in-process research and development project relating to the development of chip design software in progress at the time of the acquisition. We have completed the Snaketech in-process project and continue to use it to assist in developing our own next generation chip design technology.

      In addition, Simplex also acquired a place and route development tool in the Snaketech acquisition which will be used exclusively in the development of one of Simplex’ products. The development tool was valued based upon Simplex’ estimate of fair value. In assigning fair value, Simplex considered its market value if the product were separately sold, its value if the product were sold or licensed by Snaketech, as well as Simplex’ planned usage. As the development tool had no probable alternative future use, Simplex expensed the full fair market value of $3.9 million upon purchase.

      Net Interest and Other Income (Expense). Net interest and other expense was $284,000 for the year ended September 30, 2000 and $78,000 for the year ended September 30, 2000. Net interest and other expense for the year ended September 30, 2000 includes interest expense incurred on our line of credit and capital leases, foreign withholding taxes, amortization of debt discount and foreign currency translation loss, offset by interest income earned on our cash, cash equivalent and short-term investment balances. We utilized the line of credit starting June 1999.

      Income Taxes. During the year ended September 30, 2000, Simplex incurred foreign taxes of $242,000. We have never paid significant U.S. federal or state income taxes and, at September 30, 2000, had net federal operating loss carryforwards of approximately $18.7 million. We have a full valuation allowance to the extent of all deferred tax assets since it is more likely than not that we will not realize any benefit from these assets.

Liquidity and Capital Resources

      Prior to our initial public offering, we financed our operations primarily through private sales of preferred stock, funds generated from operations, and the use of our line of credit with Transamerica Business Credit Corporation which was repaid in May 2001.

      On May 2, 2001, we completed our initial public offering and realized net proceeds from the offering of approximately $47.5 million in cash. As of September 30, 2001, we had $50.7 million of cash, cash equivalents and short-term investments.

      Net cash used in operating activities was $220,000 in fiscal 2001, compared to net cash provided of $1.6 million in fiscal 2000 and net cash used of $5.4 million in fiscal 1999. Cash used in fiscal 2001 resulted primarily from payment of liabilities assumed in the Altius acquisition. This was partially offset by the acquisition of $2.3 million of cash from Altius reported in cash flows from investing activities.

      Net cash used in investing activities was $34.2 million in fiscal 2001, compared to net cash provided of $807,000 in fiscal 2000 and net cash used of $696,000 in fiscal 1999. Cash used in fiscal 2001 consists primarily of purchases of property, equipment and available-for-sale securities, offset by cash received in the acquisition of Snaketech and Altius and the proceeds from sales of available-for-sale securities.

      Net cash provided by financing activities was $45.4 million, $871,000 and $3.2 million in fiscal 2001, 2000 and 1999 respectively. Cash generated in fiscal 2001 resulted primarily from the proceeds of $2.5 million from a line of credit and from the net proceeds received from our initial public offering and offset by the repayment of our $5.0 million line of credit.

      We currently anticipate that our available cash resources combined with the cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We intend to adopt SFAS 142 early. Based upon our initial assessment, we expect goodwill, including acquired workforce of $2.7 million, would cease to amortize at the beginning of fiscal 2002, which would reduce amortization by $6.1 million on an annual basis.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Factors That May Affect Future Results of Operations

Risks Related to Our Business

We have a history of losses and we have accumulated a deficit of $40.6 million as of September 30, 2001. If we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock which could cause it to decline.

      We have spent significant funds to date to develop and to refine our current technologies and services and to develop our sales and marketing resources. If we are unable to execute on our strategy to become profitable, our stock price could be negatively affected. We have incurred significant operating losses in the past and have not yet achieved profitability. As of September 30, 2001, we had an accumulated deficit of $40.6 million. In addition, we expect to continue to invest significantly in our next-generation research and development projects and to continue to hire additional people in all areas of our company to support our growing business. As a result of these factors, to achieve profitability we will need, among other matters, to increase our customer base and to increase the number of and amounts of products and services purchased by our customers. We cannot assure you that we will be able to increase our revenue or operating efficiencies in this manner or otherwise and achieve and maintain profitability. Because we expect to continue to increase our investment in new areas of our business, our investment could outpace growth in our revenue, thus preventing our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

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

      The semiconductor and design software industries are characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. We devote a substantial amount of our resources to research and development to enable us to enhance current products and develop new technologies. If we fail to enhance our current products and develop and introduce new generations of technology and products on a timely basis, we will not be able to address the increasingly sophisticated needs of our customers and our results of operations will be harmed. In addition, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could lead to a loss of market share which could harm our results of operations. For example, in the second half of 2001 we announced the development of a new physical design intellectual property called the X Architecture. We cannot assure you that we will be successful in fully developing and marketing this new technology, future product enhancements or new products that respond to technological change, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market products and services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition might be materially and adversely affected.

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

      On a fiscal year basis, we generated 47% of our consolidated revenue from sales outside North America in fiscal 2001, 34% of our consolidated revenue from sales outside North America in fiscal 2000 and 23% of our consolidated revenue from sales outside of North America in fiscal 1999. A significant proportion of our international sales to date have been denominated in U.S. dollars. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase the relative costs of our overseas operations which could substantially reduce our operating margins. Any of the above could negatively affect our results of operations.

If we fail to manage our rapid growth successfully, our infrastructure, management and resources could be strained and our ability to effectively manage our business could be diminished and our results of operations could suffer.

      We have grown rapidly since our inception and to be successful we need to grow quickly in the future. Any failure to manage this growth could strain our resources, which would impede our ability to increase revenue and achieve profitability. For example, the number of our employees increased from 69 at September 1999 to 220 at September 2001. This increase in personnel was accompanied by increased resources and management time focused on infrastructure, training and integration. We expect this growth in personnel to continue and require us to relocate to larger and more expensive corporate offices within a year. Further, future expansion could be expensive and strain our infrastructure, management and other resources. To manage growth effectively, we must:

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

Because 10 customers represented 57% of our total revenue for the year ended September 30, 2001, the loss of any of these customers could substantially adversely impact our revenue.

      We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our 10 largest customers accounted for approximately 57% of our revenue for fiscal year 2001 and approximately 53% of our revenue for fiscal year 2000; and

•	revenue from Sony Semiconductor accounted for approximately 22% of our revenue in fiscal 2001.

      The loss of significant revenue from any of our major customers could negatively impact our results of operations, or limit our ability to execute our strategy. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenue in future periods.

Because many of our current competitors have more market share than we do and pre-existing relationships with our potential customers and industry consolidation will create stronger competitors, we might not be able to achieve sufficient market penetration to achieve or sustain profitability or be able to gain additional market share.

      Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to their pre-existing relationships with our potential customers, our operating results could be harmed. The design software industry is comprised of companies that offer software products that are used to facilitate the chip design process. Our products are used to facilitate complex deep submicron chip designs. Our competitors who offer products that are used for other segments of the chip design process often bundle their products together to offer discounts on products competitive with those we offer, making it extremely attractive for our customers or potential customers to use alternative products to ours. In addition, these competitors may not support our effort to integrate our products into their existing software. These competitors include such companies as Avant!, Cadence, Mentor Graphics and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed. These risks to our business could be accentuated by consolidations by our competitors. For example, Synopsys recently announced its pending acquisition of Avant!. If successful, this consolidation will create a larger single competitor with greater resources. Consolidation and the creation of larger competitors offering increasingly comprehensive product offerings could limit our ability to penetrate our market and gain additional market share which could cause serious harm to our business.

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

      Our future success depends on our continuing ability to attract and retain highly qualified technical personnel, particularly engineers, and qualified sales and marketing personnel. If we cannot attract and retain the necessary individuals we may not be able to continue our innovation and sell our products, which could negatively affect our operating results. For instance, during fiscal 2000 and fiscal 1999, we experienced significant difficulty in hiring and retaining engineers qualified to support our current products and develop next generation technologies. We partially addressed our hiring needs through the acquisitions of Altius and Snaketech. Appropriate acquisition targets may not be available in the future and we might not otherwise be able to find adequate personnel. In addition, we have previously experienced significant turnover in our sales force. Any future turnover might adversely impact our revenue. If we are unable to hire and retain qualified personnel in the future, which is particularly difficult in Silicon Valley, our business could be seriously harmed and our operating results could suffer.

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

      Because our products are based on the technology in our software, our success depends on our ability to protect our intellectual property. If we are not able to successfully protect our technology domestically and abroad, our results of operations could suffer. We rely on a combination of patent, copyright, trademark and trade secrets to establish and protect our intellectual property rights. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those with access to our intellectual property to execute nondisclosure agreements with us and restricting access to our technology. We currently have three issued U.S. patents and we have several patent applications pending relating to our technology. We cannot provide any assurance that these applications will be granted. In addition, we cannot assure that, even if granted, third parties have not or will not develop competitive technologies or products without infringing our current patent or any future patents, or that such patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. If such patents are not held valid our use of technology under such patents could result in a claim of infringement and we may be unable to license the patented technology on commercially reasonable terms, or at all. If we are unable to obtain licenses to technology embedded in our software our business would be materially harmed. Despite our efforts to protect our intellectual property, unauthorized parties, including employees may attempt to copy our software or obtain and use information we regard as proprietary. Policing unauthorized use of software is difficult, especially internationally. The laws of some foreign countries in which we do business do not protect our intellectual property to as great an extent as do the laws of the United States. Patent infringement and trade secret misappropriation litigation is highly visible and increasing in our industry. As a result of all these factors, our means of protecting our intellectual property may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our intellectual property.

If we are unable to continue to license key third-party technology, our business would be significantly harmed.

      We currently license certain third-party technologies that are critical to our software products. For instance, we currently have license agreements with Computational Applications and System Integration, Inc., Random Logic, Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) and Chris Terman (an independent contractor who was formerly engaged by us) that are important to our current software products. These and other third-party licenses are generally perpetual but may be terminated upon a material breach, including failure to protect the underlying intellectual property. Some of these technologies would be difficult or impossible to replace in the short term. The loss of the use of these technologies would prevent us from selling a significant portion of our software products, which would materially reduce our revenue and significantly harm our business.

If third parties assert, regardless of merit, that our technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed.

      We expect that, like other software developers, we may increasingly be subject to infringement claims for our verification software and proprietary technologies. These claims could injure our reputation and decrease or inhibit our ability to license or sell our products. On August 10, 2001 a complaint was filed in the United States District Court for the Northern District of California by Sequence Design, Inc. alleging patent infringement, Sequence Design Inc. v. Simplex Solutions Inc. C01-20-760. We have filed an answer to the complaint denying its allegations and asserting that the patent is invalid or not infringed. This lawsuit follows written notices from Sequence on November 1, 2000 of alleged infringement and on March 15, 2001 that legal action is imminent. Based on a review of the relevant intellectual property, we believe any infringement allegation by Sequence to be without merit. We intend to defend ourselves vigorously in this lawsuit. However, because of the uncertainties of litigation, we cannot assure you that we will ultimately prevail. A final judgment rendered against us in litigation on this matter will have a significant negative impact on our revenue and will have a material adverse effect on our business. Further, claims of infringement relating to our intellectual property, or technology we license from third parties, regardless of merit, might be costly and time-consuming to defend against, could divert management’s attention from the day-to-day operations of our company and could seriously harm our ability to develop and market our products and manage our daily operations. Our customer contracts generally require us to indemnify customers for losses resulting from third party infringement claims resulting from the use of our products. Thus, in addition to any claims brought directly against us, we could be responsible to indemnify customers for claims brought against them. The competitive nature of the semiconductor industry and the importance of our software products to our customers’ design flows and competitors’ businesses may contribute to a higher likelihood of being subject to third party claims of infringement.

If we need to raise additional funds in the foreseeable future to fund our operations or future acquisitions, they might not be available to us, on favorable terms or at all, and if unavailable, could impair our ability to run our business.

      We anticipate that our cash resources will be sufficient to meet our currently predicted working capital and capital expenditure requirements for at least the next 12 months. We might, however, need to raise additional funds through public or private financings, strategic relationships or other arrangements to do any of the following:

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

      The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. These fluctuations could also lead to costly class action litigation that could significantly harm our business and operating results.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States, France, Asia and Japan and sell our products globally, through our direct sales force and independent distributors. Our products are sold primarily in North America, Europe, Asia and Japan. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of sales to be denominated in the Japanese yen and possibly the euro. As a result, our financial results may be directly affected by changes in foreign currency exchange rates and weak economic conditions in foreign markets.

      As of September 30, 2001, we had $50.7 million of cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

      As of September 30, 2001, our cash equivalents consisted primarily of money market funds and U.S. government agency notes, and our short-term investments consisted primarily of U.S. government agency notes.

Item 8. Consolidated Financial Statements and Supplementary Data

      The following table sets forth selected unaudited quarterly information for Simplex’s last eight fiscal quarters. Simplex believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

	Three Months Ended

	December 31	March 31	June 30	September 30

YEAR ENDED SEPTEMBER 30, 2000
Net revenue	4,242	5,151	6,152	7,272
Net loss attributable to common stockholders	(32)	(5,595)	(585)	(510)
Basic and diluted net loss attributable to common stockholders	(0.01)	(2.44)	(0.18)	(0.15)
Shares used in computing basic and diluted net loss per share	2,179	2,294	3,320	3,412

	Three Months Ended

	December 31	March 31	June 30	September 30

YEAR ENDED SEPTEMBER 30, 2001
Net revenue	9,174	11,655	13,051	14,304
Net loss attributable to common stockholders	(4,135)	(3,040)	(2,450)	(2,462)
Basic and diluted net loss attributable to common stockholders	(0.77)	(0.54)	(0.21)	(0.17)
Shares used in computing basic and diluted net loss per share	5,405	5,612	11,518	14,651

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Simplex Solutions, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Simplex Solutions, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Simplex Solutions, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 19, 2001

SIMPLEX SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,445	$7,447
Short-term investments	32,227	—
Accounts receivable, net of allowance for doubtful accounts of $294 and $185, respectively	17,237	7,142
Prepaid expenses and other current assets	1,588	356

Total current assets	69,497	14,945
Property and equipment, net	5,114	1,742
Other assets	457	891
Intangible assets, net	24,379	4,938

Total assets	$99,447	$22,516

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND WARRANTS AND COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of capital lease obligations	$23	$29
Current portion of notes payable	146	58
Line of credit, net of discount	—	2,442
Accounts payable	1,859	741
Accrued liabilities	1,839	594
Accrued payroll and related expenses	5,784	2,758
Deferred revenue	7,781	5,654

Total current liabilities	17,432	12,276
Capital lease obligations, net of current portion	—	23
Notes payable, net of current portion	150	298
Other long-term liabilities	122	—

Total liabilities	17,704	12,597

Commitments and contingencies (Note 12)
Convertible preferred stock and warrants, $0.001 par value:
Authorized: 14,000,000 shares
Issued and outstanding: no shares at September 30, 2001 and 12,546,255 shares at September 30, 2000	—	24,251

Common stock and other stockholders’ equity (deficit):
Common stock, $0.001 par value:
Authorized: 44,000,000 shares
Issued and outstanding: 15,052,853 shares at September 30, 2001 and 3,657,110 shares at September 30, 2000	15	4
Additional paid-in capital	130,317	17,744
Notes receivable from stockholders	(1,283)	(1,293)
Unearned stock-based compensation	(6,725)	(2,247)
Accumulated other comprehensive income	46	—
Accumulated deficit	(40,627)	(28,540)

Total common stock and other stockholders’ equity (deficit)	81,743	(14,332)

Total liabilities, convertible preferred stock and warrants and common stock and other stockholders’ equity (deficit)	$99,447	$22,516

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLEX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2001	2000	1999

	(In thousands, except
	per share amounts)
Revenue:
License	$24,722	$14,679	$7,704
Services	23,462	8,138	3,177

Total revenue	48,184	22,817	10,881

Cost of revenue:
Cost of license(1) (inclusive of amortization of acquired technology shown below)	523	258	96
Cost of services(2) (inclusive of stock-based compensation shown below)	12,980	3,645	1,974

Total cost of revenue	13,503	3,903	2,070

Gross profit	34,681	18,914	8,811

Operating expenses:
Research and development(2) (inclusive of stock-based compensation shown below)	14,757	5,341	6,387
Selling and marketing(2) (inclusive of stock-based compensation shown below)	19,088	10,635	7,314
General and administrative(2) (inclusive of stock-based compensation shown below)	6,225	3,725	2,229
Amortization of goodwill and other intangibles(1)	6,117	409	—
In-process and acquired research and development	—	5,000	—

Total operating expenses	46,187	25,110	15,930

Operating loss	(11,506)	(6,196)	(7,119)
Interest and other income (expense), net	850	178	211
Interest expense	(341)	(462)	(133)

Loss before income taxes	(10,997)	(6,480)	(7,041)
Provision for income taxes	1,090	242	—

Net loss	$(12,087)	$(6,722)	$(7,041)

Basic and diluted net loss per share	$(1.30)	$(2.40)	$(3.62)

Number of shares used in calculation of basic and diluted net loss per share	9,311	2,801	1,944

(1) Amortization of goodwill and other acquired intangibles:
Cost of license	$453	$166	$—
Goodwill and other intangibles	6,117	409	—

	$6,570	$575	$—

(2) Stock-based compensation:
Cost of services	$3,109	$254	$—
Research and development	2,159	375	9
Selling and marketing	1,257	262	—
General and administrative	775	905	4

	$7,300	$1,796	$13

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLEX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible		Notes
	Preferred Stock		Receivable	Common Stock		Additional
			from			Paid-In
	Shares	Amount	Stockholders	Shares	Amount	Capital

	(In thousands, except share amounts)
Balances, September 30, 1998	12,526,255	$24,029	$(696)	2,242,656	$2	$538
Repayment of stockholder note receivable	—	—	696	—	—	—
Issuance of restricted common stock in exchange for note receivable	—	—	—	144,931	—	725
Interest accrued from stockholder notes receivable	—	—	—	—	—	—
Amortization of stockholder note forgiven	—	—	—	—	—	—
Repurchase of restricted common stock	—	—	—	(34,003)	—	(13)
Issuance of common stock pursuant to exercise of stock options	—	—	—	74,446	1	165
Warrants granted in consideration for capital lease financing	—	155	—	—	—	—
Issuance of restricted common stock in exchange for cash	—	—	—	13,333	—	50
Issuance of stock options to non-employees in exchange for services	—	—	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—
Comprehensive loss net loss	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—

Comprehensive loss
Balances, September 30, 1999	12,526,255	24,184	—	2,441,363	3	1,485
Repayment of stockholder note receivable	—	—	—	—	—	—
Interest accrued from stockholder notes receivable	—	—	—	—	—	—
Amortization of stockholder note forgiven	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	—	276,665	—	854
Issuance of common stock in connection with acquisition of Snaketech	—	—	—	928,983	1	10,729
Issuance of fully vested common stock options in connection with acquisition of Snaketech	—	—	—	—	—	609
Issuance of restricted common stock in exchange for cash	—	—	—	6,666	—	40
Issuance of preferred stock pursuant to exercise of warrants	20,000	67	—	—	—	—
Repurchase of restricted common stock	—	—	—	(100)	—	—
Issuance of restricted common stock in exchange for services	—	—	—	3,533	—	31
Unearned stock-based compensation	—	—	—	—	—	3,996
Stock-based compensation expense	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated			Total
	Receivable	Unearned	Other			Stockholders’
	from	Stock-Based	Comprehensive	Accumulated	Comprehensive	Equity
	Stockholders	Compensation	Income	Deficit	Loss	(Deficit)

	(In thousands, except share amounts)
Balances, September 30, 1998	$(608)	$(9)	$—	$(14,777)		$(14,854)
Repayment of stockholder note receivable	—	—	—	—		—
Issuance of restricted common stock in exchange for note receivable	(725)	—	—	—		—
Interest accrued from stockholder notes receivable	(68)	—	—	—		(68)
Amortization of stockholder note forgiven	94	—	—	—		94
Repurchase of restricted common stock	—	—	—	—		(13)
Issuance of common stock pursuant to exercise of stock options	—	—	—	—		166
Warrants granted in consideration for capital lease financing	—	—	—	—		—
Issuance of restricted common stock in exchange for cash	—	—	—	—		50
Issuance of stock options to non-employees in exchange for services	—	(20)	—	—		—
Stock-based compensation expense	—	13	—	—		13
Comprehensive loss net loss	—	—	—	(7,041)	$(7,041)	(7,041)
Unrealized gain on investments	—	—	2	—	2	2

Comprehensive loss					$(7,039)

Balances, September 30, 1999	(1,307)	(16)	2	(21,818)		(21,651)
Repayment of stockholder note receivable	16	—	—	—		16
Interest accrued from stockholder notes receivable	(95)	—	—	—		(95)
Amortization of stockholder note forgiven	93	—	—	—		93
Issuance of common stock pursuant to exercise of stock options	—	—	—	—		854
Issuance of common stock in connection with acquisition of Snaketech	—	—	—	—		10,730
Issuance of fully vested common stock options in connection with acquisition of Snaketech	—	—	—	—		609
Issuance of restricted common stock in exchange for cash	—	—	—	—		40
Issuance of preferred stock pursuant to exercise of warrants	—	—	—	—		—
Repurchase of restricted common stock	—	—	—	—		—
Issuance of restricted common stock in exchange for services	—	(31)	—	—		—
Unearned stock-based compensation	—	(3,996)	—	—		—
Stock-based compensation expense	—	1,796	—	—		1,796

SIMPLEX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Convertible		Notes
	Preferred Stock		Receivable	Common Stock		Additional
			from			Paid-In
	Shares	Amount	Stockholders	Shares	Amount	Capital

	(In thousands, except share amounts)
Net loss	—	—	—
Realized loss on investments	—	—	—	—	—	—

Comprehensive loss
Balances, September 30, 2000	12,546,255	$24,251	$—	3,657,110	$4	$17,744

Balances, September 30, 2000	12,546,255	$24,251	$—	3,657,110	$4	$17,744
Interest accrued from stockholder notes receivable	—	—	—	—	—	—
Amortization of stockholder note forgiven	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	—	66,315	—	408
Issuance of common stock in connection with acquisition of Altius Solutions, Inc.	—	—	—	2,551,434	2	25,460
Assumption of common stock warrant in connection with acquisition of Altius Solutions, Inc.	—	—	—	—	—	27
Issuance of common stock options in connection with acquisition of Altius Solutions, Inc.	—	—	—	—	—	3,108
Issuance of common stock in conjunction with initial public offering, net of cost incurred of $3,786	—	—	—	4,600,000	5	47,545
Conversion of preferred stock to common stock upon initial public offering	(12,546,255)	(24,251)	—	4,182,061	4	24,247
Repurchases and cancellations of common stock, net of exercise of warrants to purchase common stock	—	—	—	(5,067)	—	—
Issuance of restricted common stock in exchange for services	—	—	—	1,000	—	31
Unearned stock-based compensation	—	—	—	—	—	11,747
Stock-based compensation expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—

Comprehensive loss
Balances, September 30, 2001	—	$—	$—	15,052,853	$15	$130,317

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated			Total
	Receivable	Unearned	Other			Stockholders’
	from	Stock-Based	Comprehensive	Accumulated	Comprehensive	Equity
	Stockholders	Compensation	Income	Deficit	Loss	(Deficit)

	(In thousands, except share amounts)
Net loss				(6,722)		(6,722)
Realized loss on investments	—	—	(2)	—		(2)
					$(6,722)
					(2)

Comprehensive loss					$(6,724)

Balances, September 30, 2000	$(1,293)	$(2,247)	$—	$(28,540)		$(14,332)

Balances, September 30, 2000	$(1,293)	$(2,247)	$—	$(28,540)	$—	$(14,332)
Interest accrued from stockholder notes receivable	(76)	—	—	—	—	(76)
Amortization of stockholder note forgiven	86	—	—	—	—	86
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	—	408
Issuance of common stock in connection with acquisition of Altius Solutions, Inc.	—	—	—	—	—	25,462
Assumption of common stock warrant in connection with acquisition of Altius Solutions, Inc.	—	—	—	—	—	27
Issuance of common stock options in connection with acquisition of Altius Solutions, Inc.	—	—	—	—	—	3,108
Issuance of common stock in conjunction with initial public offering, net of cost incurred of $3,786	—	—	—	—	—	47,550
Conversion of preferred stock to common stock upon initial public offering	—	—	—	—	—	24,251
Repurchases and cancellations of common stock, net of exercise of warrants to purchase common stock	—	—	—	—	—	—
Issuance of restricted common stock in exchange for services	—	(31)	—	—	—	—
Unearned stock-based compensation	—	(11,747)	—	—	—	—
Stock-based compensation expense	—	7,300	—	—	—	7,300
Net loss	—	—	—	(12,087)	(12,087)	(12,087)
Unrealized gain on investments	—	—	46	—	46	46

Comprehensive loss					$(12,041)

Balances, September 30, 2001	$(1,283)	$(6,725)	$46	$(40,627)		$81,743

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLEX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(12,087)	$(6,722)	$(7,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of discount on lease financing and line of credit	58	83	19
Stock-based compensation	7,300	1,795	13
Interest accrued on stockholder notes receivable	(76)	(95)	(68)
Allowance for doubtful accounts	41	14	161
Depreciation and amortization of tangible assets	1,869	843	907
Amortization of stockholder note forgiven	86	93	94
Amortization of goodwill and other intangibles	6,570	575	—
In-process and acquired research and development	—	5,000	—
Rental income paid for by waiver of deposit	(56)	—	—
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable, net	(7,996)	(1,607)	(3,888)
Prepaid expenses and other current assets	(1,068)	198	(259)
Other assets	570	(538)	(17)
Accounts payable	952	189	96
Accrued liabilities	1,737	486	948
Deferred revenue	1,880	1,251	3,651

Net cash (used in) provided by operating activities	(220)	1,565	(5,384)

Cash flows from investing activities:
Cash received from acquisitions	2,307	1,591	—
Purchases of property and equipment	(4,277)	(1,044)	(436)
Proceeds from available-for-sale securities	12,024	1,066	404
Purchase of available-for-sale securities	(44,205)	(806)	(664)

Net cash (used in) provided by investing activities	(34,151)	807	(696)

Cash flows from financing activities:
Proceeds (repayment) from line of credit, net	(2,500)	—	2,500
Proceeds from issuance of convertible preferred stock	—	67	—
Proceeds from issuance of common stock pursuant to exercise of options and warrants	408	894	216
Repurchase of common stock	—	—	(13)
Proceeds from initial public offering, net of issuance costs	47,550	—	—
Proceeds from stockholders’ note receivable	—	16	696
Repayment of capital leases and notes payable	(89)	(106)	(156)

Net cash provided by financing activities	45,369	871	3,243

Net increase (decrease) in cash and cash equivalents	10,998	3,243	(2,837)
Cash and cash equivalents at beginning of year	7,447	4,204	7,041

Cash and cash equivalents at end of year	$18,445	$7,447	$4,204

Supplemental disclosures of cash flow information:
Cash paid for interest	$283	$379	$106
Cash paid for income taxes	$175	$—	$—
Assets acquired under capital lease	$—	$—	$119
Issuance of common stock for stockholder notes receivable	$—	$—	$725
Warrants granted for financing services	$—	$—	$155
Issuance of restricted common stock in exchange for services	$—	$31	$—
Unearned stock-based compensation	$11,778	$3,996	$20
Conversion of convertible preferred stock into common stock	$24,251	$—	$—
Assets acquired and liabilities assumed in connection with acquisition of Snaketech:
Fair value of assets acquired		$7,676
In-process and acquired research and development		5,000
Cash received		1,591
Common stock and fully vested common stock options issued		(11,339)

Liabilities assumed		$2,928

Assets acquired and liabilities assumed in connection with acquisition of Altius:
Fair value of assets acquired	$29,748
Cash received	2,307
Common stock and fully vested common stock options issued	(28,597)

Liabilities assumed	$3,458

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Formation and Business of the Company:

      Simplex Solutions, Inc. (“Simplex”) was incorporated in the State of Delaware in April 1995. Simplex provides software and services that enable the design and first-time production success of complex integrated circuits for computer, communications, and consumer products. Simplex’ products are designed to enable its customers to deliver timely, competitive systems-on-chips implemented in deep submicron technologies. Simplex also provides design foundry services that enable accelerated chip development. Simplex’ customers use its products and services prior to manufacture to design and verify the integrated circuits to help ensure that the integrated circuits will perform as intended, taking into account the complex effects of deep submicron semiconductor physics.

      On May 2, 2001, Simplex completed its initial public offering of 4.6 million shares of common stock for net cash proceeds of approximately $47.5 million.

Note 2 — Summary of Significant Accounting Policies:

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Simplex and its wholly owned subsidiaries, Simplex Solutions UK Ltd., Simplex Solutions S.A.R.L., Simplex Solutions GmbH, Simplex Solutions KK, Simplex Solutions, S.A.S. (together “Simplex”). All material intercompany balances and transactions have been eliminated.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation

      The functional currency of Simplex’ foreign subsidiaries is the U.S. dollar. Accordingly, the financial statements of those subsidiaries, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars were not material for any period presented and are included in the consolidated statements of operations.

     Cash and Cash Equivalents

      Simplex considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents, except those held as collateral for Simplex’ lease arrangement (see Note 12).

     Short-term Investments

      Investments with original maturities, or maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term investments. Short-term investments, which are classified as available-for-sale, consist of corporate notes and U.S. government agency notes and are reported at fair value. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information. At September 30, 2001 and 2000, there were no investments with maturities greater than one year.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Business Risks and Concentration of Credit Risk

      Simplex’ licenses and services are concentrated in the area of enabling companies to design complex integrated circuits. This industry is characterized by rapid technological advances, changes in customer requirements and evolving industry standards.

      Any failure by Simplex to anticipate or respond adequately to technological changes in its industry, changes in customer requirements or changes in industry standards could have a material adverse effect on Simplex’ business and operating results.

      Financial instruments which potentially subject Simplex to concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. Simplex places the majority of its cash and cash equivalents with two high credit-quality financial institutions. Deposits at any time may exceed federally insured limits. For short term investments, Simplex invests in a variety of financial instruments issued by high credit-quality institutions or U.S. government. Markets for these securities generally are highly liquid, and therefore bear minimal risk. Simplex has established guidelines relative to credit rating, diversification and maturities that seek to maintain safety and liquidity. For accounts receivable, Simplex performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. Simplex maintains allowances for potential credit losses and such losses have been within management’s expectations.

      At September 30, 2001, two customers each accounted for 19% and 11% respectively, of aggregate accounts receivable. At September 30, 2000, three customers each accounted for 10%, 11%, and 15%, respectively, of aggregate accounts receivable. One customer accounted for 22% of total revenue for the year ended September 30, 2001. Revenue from one customer accounted for 15% of total revenue for the year ended September 30, 2000, exclusive of revenue of 3% sold to this customer through a distributor. No customers accounted for greater than 10% of total revenue for the year ended September 30, 1999.

Fair Value of Financial Instruments

      The carrying amounts of certain of Simplex’ financial instruments including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and line of credit approximate fair value.

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leased assets are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term.

      Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Intangible Assets

      Intangible assets include goodwill, assembled workforce and acquired technology from the acquisition of Snaketech, S.A. (“Snaketech”) and Altius Solutions, Inc. (“Altius”) (see Note 3). Goodwill and other intangible assets are amortized on a straight-line basis over the estimated periods of benefit, which are as follow:

Goodwill	5 years
Acquired technology	3-5 years
Assembled workforce	3-7 years

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets

      Simplex evaluates the recoverability of long-lived assets, goodwill related to those assets and enterprise goodwill in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”). SFAS No. 121 requires recognition of impairment of long-lived assets upon the occurrence of certain events and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Revenue Recognition

      Simplex reports revenue in two categories; license and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing consulting, training, maintenance and support services to end users, research and development services and customization services related to software and design services.

      Simplex recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” License revenue is derived from term and time-based licenses. Time-based licenses are for a period of 1 year or less. Term licenses are typically for a period of 3 to 20 years. License revenue of term licenses is recognized upon shipment of the license, if an executed agreement or purchase order has been received, a signed license agreement exists, the fee is fixed and determinable and collection is deemed probable. All licenses commence upon execution of a Simplex license agreement. Simplex’ standard payment terms are net 30. Simplex does not generally include acceptance criteria or rights of return in its arrangements. When acceptance criteria or rights of return are included in these license arrangements, revenue is deferred until acceptance is received or the rights of return expire.

      For contracts with multiple obligations (e.g., product licenses, maintenance and other services), and which do not involve significant customization or modification of software, Simplex allocates revenue to each component of the contract based on vendor specific objective evidence of its fair value, which is based on either the price when each component is sold separately, or the renewal rates for maintenance in future years. Vendor specific objective evidence exists for maintenance, consulting and training based upon a history of separate sales of these services. As Simplex has not generally sold its licenses separately, it uses the residual method to determine the allocation of revenue to the license portion of multiple-element arrangements and, as such, no revenue is recognized until delivery. Simplex recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

      License and maintenance revenue from time-based licenses are recognized ratably over the period of the license as vendor specific objective evidence of the fair value of the maintenance is not established, as maintenance for these licenses is never sold separately from the license.

      Services revenue from consulting and training are recognized as the related services are performed, when collectibility is probable and the fee is fixed and determinable. Revenue from maintenance and support agreements is deferred and recognized on a straight-line basis over the period of the related agreement. Payments of maintenance fees are generally made in advance and are nonrefundable.

      Simplex recognizes service revenue derived from long-term research and development contracts in accordance with Statement of Financial Accounting Standard No. 68, Research and Development Arrangements and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, SOP 81-1 under the percentage-of-completion method of accounting based on the estimated stage of completion of individual contracts. Simplex currently has only one long-term research and development

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract. Revenue recorded related to this contract amounted to $1.0 million for the year ended September 30, 2001 and $1.7 million for the year ended September 30, 2000.

      Simplex also recognizes service and license revenue for contracts which require significant customization or modification of its software and service revenue for contracts which do not include licenses, under SOP 81-1, using the percentage-of-completion method based on the estimated stage of completion of the individual contracts.

      Deferred revenue primarily consists of maintenance and support services under maintenance contracts and unearned revenue on time-based licenses.

Advertising and Selling

      Simplex expenses advertising costs as they are incurred. For the years ended September 2001, 2000 and 1999, advertising expense was $370,000, $0 and $141,000 respectively. Sales commissions related to both term and time-based licenses are expensed when earned.

Income Taxes

      Simplex accounts for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not the deferred tax assets will not be realized.

Stock-based Compensation

      Simplex has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Simplex accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of Simplex common stock and the exercise price of the option. Additionally, pursuant to Emerging Issues Task Force Issue 96-18, (“EITF 96-18”) “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in conjunction with Selling, Goods or Services,” equity instruments issued to non-employees are measured at fair value over the period of performance using the Black-Scholes option pricing model.

Research and Development Expenditures

      Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. To date, attaining technological feasibility and general release have substantially coincided. As a result, Simplex has not capitalized any software development costs.

Net Loss Per Share

      Simplex computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common equivalent shares outstanding during the period. For all periods presented, options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

      A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Year Ended September 30,

	2001	2000	1999

Basic and diluted net loss per share:
Numerator:
Net loss	$(12,087)	$(6,722)	$(7,041)

Denominator:
Weighted average common shares outstanding	9,874	3,055	2,369
Weighted average unvested common shares subject to repurchase	(563)	(254)	(425)

Denominator for basic and diluted calculation	9,311	2,801	1,944

Basic and diluted net loss per share attributable to common stockholders	$(1.30)	$(2.40)	$(3.62)

Antidilutive securities including options, warrants, unvested common stock and preferred stock not included in net loss per share calculations	3,753	6,339	5,303

Comprehensive Income (Loss)

      Comprehensive income (loss) includes unrealized gains and losses on available for sale securities that are excluded from net loss and reflected instead in stockholders’ equity (deficit).

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Simplex believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Simplex is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. Simplex intends to adopt SFAS No. 142 early.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after December 15, 2001. Simplex has not yet determined the impact of the adoption of SFAS No. 144 on the consolidated financial statements.

Note 3 — Acquisition:

      In March 2000, Simplex acquired all of the common stock and outstanding options to purchase common stock of Snaketech for a purchase price of approximately $11.8 million, which consisted of 928,983 shares of Simplex’ common stock, options to purchase approximately 104,000 shares of Simplex common stock, and related acquisition expenses totaling approximately $442,000. Simplex valued its stock issued based upon the then deemed fair market value of $11.55 from a contemporaneous appraisal which aggregated $10,729,935. Options to purchase Simplex stock issued to replace outstanding options were reflected at fair-value, using the Black-Scholes option pricing model method. The fair market value of options issued amounted to $608,707 and was calculated using the following assumptions: option term, 3 years; volatility 70%; risk-free rate of return 6.47% and fair-market value of Simplex stock of $11.55. Snaketech was incorporated in 1996 in France as a developer and marketer of high performance physical design solutions for integrated circuits. The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The allocation of the purchase price is summarized below (in thousands):

Acquired technology	$1,200
Assembled workforce	700
Goodwill	3,613
In-process and acquired research and development	5,000
Property and equipment	303
Net current assets	1,014

Total purchase price	$11,830

      The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. Simplex has included the results of operations of Snaketech since April 1, 2000, the date of acquisition.

      In October 2000, Simplex acquired Altius Solutions, Inc., which provides system-on-chip design foundry services. Simplex issued 2,551,434 shares of common stock and options to purchase approximately 384,000 shares of Simplex common stock to Altius stockholders in exchange for their shares and options of Altius common and preferred stock. Related acquisition expenses totaled approximately $549,000.

      The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The allocation of the purchase price is summarized below (in thousands):

Acquired technology	$600
Assembled workforce	2,000
Goodwill	23,411
Net current assets	3,135

Total purchase price	$29,146

      Simplex has included the results of operations of Altius since October 4, 2000, the date of acquisition.

      The following unaudited pro forma financial information reflects the results of operations for the year ended September 30, 2000 as if the acquisitions of Snaketech and Altius had occurred on October 1, 1999,

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

Year Ended
September 30,
2000

(Unaudited)
Net revenue	$31,681
Operating loss	(12,730)
Pro forma basic and diluted net loss per share	$(1.47)

      Pro forma disclosures have not been presented for the year ended September 30, 2001 as the results of both acquisitions had been included in the results of Simplex for the entire period.

Note 4 — In-Process Research and Development and Purchased Research and Development:

      In connection with the acquisition of Snaketech in March 2000 (see Note 3), Simplex incurred purchased in-process research and development costs of $1.1 million. The fair values of Snaketech’s existing products, as well as the technology currently under development were determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital of 21%, adjusted upward by a premium of 5% for the in-process project from the Snaketech acquisition to reflect additional risks inherent in the development lifecycle. Although Simplex expects to achieve certain expense reductions as a result of integrating the acquired in-process technology, the valuation assumptions do not include any expense reductions in the amounts allocated to in-process research and development. The in-process software product acquired is of reasonable complexity and its final integration into Simplex products is uncertain. Should the product not be successfully integrated into Simplex products, or if such development efforts go beyond the timeframe estimated by management, Simplex will not receive the full benefits anticipated from the acquisition. The percent complete, the estimated cost to complete and the value assigned for the Snaketech project included in-process research and development was as follows:

	Estimated	Estimated
	Percent	Cost to	Value
Project	Completion	Complete	Assigned

A	80.8%	$300,000	$1,100,000

      In addition, Simplex also acquired a place and route development tool which is used exclusively in the development of one of Simplex’ products. The development tool was valued based upon Simplex’ estimate of fair value. In assigning fair value, Simplex considered its market value if the product were separately sold, its value if the product were sold or licensed by Snaketech, as well as Simplex’ planned usage. As the development tool had no probable alternative future use, Simplex expensed the full fair market value of $3.9 million upon purchase, in the year ended September 30, 2000.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Short-Term Investments:

      Short-term investments consist of the following (in thousands):

	September 30,

	2001	2000

Cost — U.S. government securities	$32,181	$—
Unrealized gain/(loss)	46	—

Market value — U.S. government securities	$32,227	$—

Note 6 — Property and Equipment:

      Property and equipment consists of the following (in thousands):

	September 30,

	2001	2000

Land and buildings	$90	$94
Computer equipment and software	8,477	3,810
Furniture and fixtures	743	397
Leasehold improvements	563	331

	9,873	4,632
Less: Accumulated depreciation and amortization	(4,759)	(2,890)

	$5,114	$1,742

Note 7 — Intangible Assets:

      Intangible assets consist of the following (in thousands):

	September 30,

	2001	2000

Acquired technology	$1,800	$1,200
Assembled workforce	2,700	700
Goodwill	27,024	3,613

	31,524	5,513
Less: Accumulated amortization	(7,145)	(575)

	$24,379	$4,938

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Accrued Payroll and Related Expenses:

      Accrued payroll and related expenses consist of the following (in thousands):

	September 30,

	2001	2000

Accrued bonus	$1,637	$694
Accrued commissions	1,518	1,336
Accrued ESPP contribution	1,167	—
Accrued vacation	930	450
Other accrued payroll and related expenses	532	278

	$5,784	$2,758

Note 9 — Line of Credit and Notes Payable:

      At September 30, 2001, Simplex had a note payable of $207,000 which had been assumed from Snaketech. Snaketech had been granted two interest free advances from the French government for software development projects, repayable in three non-equal installments commencing March 31, 2001. If the development project is unsuccessful as determined by the Agence Nationale de Valorisation de la Recherche (“ANVAR”), repayment of all or a portion of the advances will not be required. Conversely, if the development project is successful, Simplex is obligated to repay the loan. Simplex believes these projects were successful and therefore reported these advances as repayable loans at September 30, 2001.

      At September 30, 2001, Simplex also had $89,000 outstanding for a $107,000 note entered into in September 1999 by Snaketech. This note is repayable in monthly installments over 15 years at a fixed interest rate of 4.25% per annum. This loan is guaranteed by Snaketech and collateralized by a building owned by a subsidiary of Snaketech.

      Future maturities for the notes payable as of September 30, 2001 are as follows (in thousands):

Year Ending
September 30,

2002	$105
2003	118
2004	5
2005	6
Thereafter	62

296
Less: Current portion	(146)

Long-term portion	$150

      Prior to May 2001, Simplex had $5,000,000 outstanding under a $5,000,000 revolving line of credit. The line of credit was fully paid and cancelled in May 2001.

Note 10 — Convertible Preferred Stock and Warrants:

      In connection with the initial public offering in May 2001, all convertible preferred stock was converted into common stock. As of September 30, 2001, all warrants were exercised and none were outstanding.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Stockholders’ Equity (Deficit):

Notes Receivable from Stockholders

      On February 12, 1998, Simplex entered into a promissory note agreement with an employee in the amount of $509,250 which bears interest at the rate of 6% per annum with principal and interest due on February 12, 2002, unless forgiven by Simplex. Under the terms of the note, Simplex shall forgive up to a total of $375,000 of the outstanding principal of this note at the rate of $93,750 one year from the vesting date (August 1997) and $7,813 each month thereafter until a total of $375,000 has been forgiven. This note is a full recourse note collateralized by certain shares of Simplex’ common stock. The note becomes due and payable immediately upon termination of the employment relationship.

      On May 26, 1998, Simplex entered into a settlement agreement with a former employee, under which Simplex loaned $556,191 to the former employee. The loan bears interest at the rate of 5.69% per annum, is a non-recourse obligation and is due on the earlier of May 15, 2002 or one year after the closing of Simplex’ initial public offering in one lump sum of cash or shares of Simplex common stock. The loan is collateralized by 56,666 shares of Simplex common stock owned by the former employee. In addition, Simplex paid the former employee approximately $106,000 in consideration for an option granted by the former employee to Simplex to purchase up to 33,333 shares of common stock of the 56,666 owned by him at $6.75 per share. The option terminates on the earlier of May 15, 2002 or the closing of Simplex’ initial public offering. As the loan agreement is non-recourse, the excess of this price over the deemed fair market value of $449,500 has been reflected as compensation expense. During the year ended September 30, 2001, Simplex exercised its option to purchase 33,333 shares of common stock from the former employee.

      In January 1999, Simplex accepted a full recourse promissory note from an executive of Simplex in the amount of $241,406 collateralized by 64,375 shares of restricted common stock. Such note is due no later than January 19, 2004 and bears interest at 4.63% per annum.

      In March 1999, Simplex accepted full recourse promissory notes from two executives of Simplex in the amounts of $283,334 and $200,000 collateralized by 47,222 and 33,333 shares of restricted common stock. Such notes are due no later than March 30, 2004 and bear interest at 4.84% per annum.

Common Stock

      Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Stock Split

      On April 18, 2001, the Delaware Secretary of State approved a reverse-split of Simplex’ common stock on a ratio of one for three. All references in the financial statements to shares and per share amounts have been restated to give effect to this reverse-split.

Warrants

      In connection with the acquisition of Altius, Simplex assumed a warrant to purchase a total of 2,091 shares of common stock at an exercise price of $1.91 per share which expires on November 1, 2004. The fair value of the warrant was calculated using the Black-Scholes option pricing model and regarded as part of the purchase price. This warrant was exercised as of September 30, 2001.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Subject to Repurchase

      Simplex, from inception to September 30, 2001 has issued approximately 1,706,000 shares of common stock to the founders and others that were subject to repurchase by Simplex. Simplex has the right to repurchase unvested shares at book value, or the value paid per share by the original purchaser, which is intended to approximate fair value at the time of issuance. Vesting is generally over four years on a monthly basis. All common stock subject to repurchase has been issued out of the 1995 Stock Option Plan (the “Plan”) except the founder’s shares. Stock purchase rights of 10,200 were granted under the Plan during the year ended September 30, 2000. As of September 30, 2001, 366,018 shares were subject to repurchase by Simplex.

      At September 30, 2001, Simplex had reserved 2,123,703 shares of common stock for future stock option plan issuance.

1995 Stock Option Plan

      In 1995, Simplex adopted the 1995 Stock Option Plan, which was subsequently amended and restated as of March 2000 by the Board of Directors to include a sub-division called the 2000 Stock Plan (together “the Plans”).

      Options granted under the Plans have a term of ten years measured from the grant date and are initially unvested. Participants either vest in the option shares granted over a four-year period with (i) twenty-five percent of the option shares vesting upon the completion of one year of service and (ii) the balance of the option shares in thirty-six successive equal monthly installments upon the completion of each additional month of service, over a four year period with forty-eight successive equal monthly installments upon the completion of additional month of service, or over a five-year period with (i) twenty percent of the option shares vesting upon the completion of one year of service and (ii) the balance of the option shares in forty-eight successive equal monthly installments upon the completion of each additional month of service.

      Under the Plan, incentive stock options may be granted with a per share exercise price not lower than fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Nonstatutory options may be granted with a per share exercise price not lower than 85% of fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Stock options granted under the Plan are exercisable and vest at such times and under such conditions as determined by the Board of Directors. Stock options generally expire from five to ten years from date of grant. Stock purchase rights are subject to repurchase by Simplex at such times as determined by the Board of Directors, typically four years.

1999 Altius Stock Plan

      In connection with the Altius acquisition, Simplex assumed all outstanding options issued under the 1999 Altius Stock Plan. These assumed options became options to purchase an aggregate of 383,955 shares of Simplex’ common stock. All material terms of the Altius options are the same as the terms of Simplex’ 1995 Stock Option Plan.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Incentive Stock Plan

      In May 2001, Simplex adopted the 2001 Incentive Stock Plan (the “2001 Plan”). Under the 2001 Plan, Simplex initially reserved 2,389,807 shares of common stock for the grant of stock purchase rights and stock options to employees, directors or consultants under the terms and provisions established by the Board of Directors. The 2001 Plan also provides for an annual increase to be added on the first day of Simplex’s fiscal year beginning in 2002, equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) an amount determined by the Board of Directors.

      The term of each option shall be stated in the option agreement. In the case of an incentive stock option, the term shall be ten years from the date of grant or such shorter term as may be provided in the option agreement. In the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the total combined voting power of all securities, the term of the incentive stock option shall be five years or shorter, as provided in the option agreement.

      Under the 2001 Plan, incentive stock options may be granted with a per share exercise price not lower than fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Nonstatutory options may be granted with a per share exercise price not lower than 100% of fair market value at the date of grant. Stock options granted under the 2001 Plan are exercisable and vest at such times and under such conditions as determined by the Board of Directors. Stock purchase rights are subject to repurchase by Simplex at such times as determined by the Board of Directors.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of Simplex’ stock option plans as of September 30, 1999, 2000 and 2001, and changes during the years ended on these dates is presented below:

		Options Outstanding

	Options	Number	Weighted Average
	Available	of Options	Exercise Price
	for Grant	Outstanding	Per Share

Balances, September 30, 1998	96,041	847,936	$2.40
Additional shares reserved	666,667	—	$—
Restricted stock granted	(158,264)	—	$4.89
Options granted	(513,223)	513,223	$5.46
Options canceled	202,714	(202,714)	$4.38
Options exercised	—	(74,446)	$2.25
Restricted stock repurchased	34,003	—	$0.42

Balances, September 30, 1999	327,938	1,083,999	$3.48
Additional shares reserved	1,401,002	—	$—
Restricted stock granted	(10,200)	—	$3.93
Options granted	(1,441,168)	1,441,168	$8.82
Options canceled	122,362	(122,362)	$6.51
Options exercised	—	(276,665)	$3.09
Restricted stock repurchased	100	—	$6.00

Balances, September 30, 2000	400,034	2,126,140	$6.99
Additional shares reserved	666,667	—	$—
Additional options authorized due to assumption of 1999 Altius Stock Option Plan	851,753	—	$—
Retirement of 1999 Altius Stock Option Plan	(467,798)	—	$—
Options granted	(1,091,535)	1,091,535	$11.93
Options cancelled	148,537	(148,537)	$7.81
Options exercised	—	(66,315)	$6.13
Options granted in connection with acquisition of Altius Solutions, Inc.	(383,955)	383,955	$13.24
Additional shares reserved due to adoption of 2001 Stock Option Plan	2,000,000	—	$—

Balances, September 30, 2001	2,123,703	3,386,778	$9.28

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options outstanding and currently exercisable by exercise price at September 30, 2001 are as follows:

	Options Outstanding at September 30, 2001			Options Exercisable at
				September 30, 2001
		Weighted Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$0.09-$3.75	510,032	6.59	$2.80	386,730	$2.75
$4.29	5,575	8.80	$4.29	1,119	$4.29
$6.00	826,688	8.07	$6.00	389,619	$6.00
$8.00	493,698	9.50	$8.00	61,168	$8.00
$11.15	144,166	9.99	$11.15	5,498	$11.15
$11.55	601,432	8.57	$11.55	228,053	$11.55
$12.00	129,699	9.58	$12.00	962	$12.00
$14.01	551,223	9.01	$14.01	108,008	$14.01
$22.45-$27.65	82,999	9.76	$22.93	—	—
$31.85	41,266	9.69	$31.85	3,000	$31.85

	3,386,778	8.50	$9.28	1,184,157	$6.99

      Options exercisable at September 30, 2000 and 1999 were 531,758 and 325,989, respectively.

Stock-Based Compensation

      In connection with certain stock option grants to employees during the year ended September 30, 2001, Simplex recorded stock-based compensation approximating $11,747,000, which is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. Of this amount, $10,289,000 was in relation to restricted common stock and unvested options assumed in connection with the acquisition of Altius. Stock-based compensation amortization recognized during the years ended September 30, 2001 and 2000 totaled $7,300,000 and $1,796,000, respectively.

Fair Value Disclosure

      The following information concerning Simplex stock option plans is provided in accordance with SFAS No. 123. Simplex accounts for such plans in accordance with APB No. 25.

      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	Year Ended September 30,

	2001	2000	1999

Risk-free interest rate	4.24%	5.93%	4.74%
Expected life	5 years	5 years	5 years
Dividend yield	—	—	—
Expected volatility	33%	0%	0%
Weighted average fair value	$7.03	$5.01	$1.38

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options are amortized over the option’s vesting period. Pro forma information follows (in thousands, except per share amounts):

	Year Ended September 30,

	2001	2000	1999

Net loss	$(12,087)	$(6,722)	$(7,041)

Net loss — SFAS No. 123 adjusted	$(14,481)	$(8,079)	$(7,415)

Net loss per share — as reported basic and diluted	$(1.30)	$(2.40)	$(3.62)

Net loss per share — SFAS No. 123 adjusted basic and diluted	$(1.56)	$(2.88)	$(3.81)

      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future periods are anticipated.

Employee Stock Purchase Plan

      In May 2001, the Board of Directors approved the adoption of Simplex’s 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”). A total of 500,000 shares of common stock were initially reserved for issuance under the 2001 Purchase Plan. The Purchase Plan also provides for an annual share increase to be added on the first day of Simplex’s fiscal year beginning in 2002, equal to the lesser of (i) 1,200,000 shares, (ii) 3% of the outstanding shares on such date or (iii) an amount determined by the Administrator. The Purchase Plan permits eligible employees to acquire shares of Simplex’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Simplex’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and will end on October 31, 2001 and the current offering period will end on the last business day of October 31, 2003.

Note 12 — Commitments and Contingencies:

      Simplex leases administrative, engineering and sales facilities in the United States, United Kingdom, France and Japan under noncancelable operating leases that expire at various dates through 2005. Simplex is generally responsible for insurance and property taxes. Simplex’ primary lease in Sunnyvale, California is subject to annual payment increases based on the consumer price index. Simplex also leases computer equipment under leases classified as capital leases. Under the terms of a facility lease agreement, Simplex is obligated to provide the lessor with a letter of credit of approximately $300,000. The letter of credit is collateralized by a certificate of deposit, which is included in other long-term assets. In addition, Simplex has provided the lessor, under the terms of another facility lease agreement, a letter of credit of $200,000. The letter of credit is collateralized by a certificate of deposit which is included in other long-term assets.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2001, the aggregate future minimum lease payments under all noncancelable leases are as follows (in thousands):

Year Ending	Capital	Operating
September 30,	Leases	Leases

2002	$23	$1,034
2003	—	563
2004	—	1,321
2005	—	1,114

Total minimum lease payments	$23	$4,032

      Rent expense in the years ended September 30, 2001, 2000 and 1999 was $1,397,564 and $789,621 and $744,167, respectively.

      From time to time, Simplex may be involved in litigation arising out of claims in the normal course of business. Simplex is currently subject to some such claims related to intellectual property and employee relations matters, none of which management believes will materially impact the Company.

      On August 10, 2001, Sequence Design, Inc. filed a suit against us in the United States District Court for the Northern District of California, alleging that Simplex infringed one of Sequence’s patents. Simplex has filed an answer to Sequence’s complaint denying infringement and asserting that the Sequence patent is not valid. As such, Simplex has not accrued any amounts in relation to this suit. No trial date has been set. Because of the uncertainties of the legal process, if this matter leads to litigation there can be no assurance that this matter will not materially impact the Company.

Note 13 — Income Taxes:

      Net income (loss) allocable to United States and foreign sources are as follows (in thousands):

	Year Ended September 30,

	2001	2000	1999

United States	$(9,237)	$(5,733)	$(7,052)
Foreign	(1,760)	(747)	9

	$(10,997)	$(6,480)	$(7,043)

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities as of September 30, 2001, 2000 and 1999 are as follows (in thousands):

	September 30,

	2001	2000	1999

Deferred tax assets:
Capitalized costs	$—	$259	$424
Accrued liabilities	580	162	672
Research and development credit	3,257	2,406	1,525
Net operating loss	6,419	7,000	7,091
Property and equipment	—	89	176
Other	114	398	—

Total deferred tax assets	10,370	10,314	9,888

Deferred tax liabilities:
Capitalized costs	90	—	—
Property and equipment	306	—	—

Total deferred tax liabilities	396	—	—

Total deferred tax assets, net	9,974	10,314	9,888
Valuation allowance	(9,974)	(10,314)	(9,888)

	$—	$—	$—

      In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. Simplex has established a valuation allowance to the full extent of its deferred tax assets since it is not certain that a benefit can be realized in the future due to Simplex’s recurring operating losses.

      The increase (decrease) in the valuation allowance was $(340,000), $426,000 and $4,514,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

      Simplex had federal and state net operating loss carryforwards of approximately $16.0 million and $11.2 million, respectively at September 30, 2001. Simplex’s federal and state net operating loss carryforwards will expire beginning in the year 2011 and 2003, respectively, if not utilized. Simplex also has federal and state research and development credits of approximately $1.8 million and $1.5 million respectively, which expire in years commencing 2011 through 2021 if not used. During the year ended September 30, 2001, Simplex utilized federal net operating loss of approximately $1.7 million.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event Simplex has a change in ownership, utilization of the carryforwards could be restricted.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The expected U.S. Federal statutory income tax rate (34%) differs from the effective tax rate as follows:

	September 30,

	2001	2000	1999

U.S. Federal income tax benefit at statutory rates	(34.0)%	(34.0)%	(34.0)%
Permanent differences/research and development credits	44.7	35.0	(24.0)
State income tax benefit, net of federal benefit	(5.3)	(6.0)	(6.0)
Foreign tax	7.0	5.0	0.0
Change in valuation allowance	(29.0)	10.0	64.0

	9.9%	10.0%	0.0%

      Tax expense for the year ended September 30, 2001 was limited to alternative minimum and foreign taxes of $78,000 and $1,012,000, respectively, all of which were currently payable.

Note 14 — Employee Retirement Plan:

      Simplex maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made during the years ended September 30, 2001, 2000 and 1999.

Note 15 — Segment Information:

      Simplex operates in a single business segment, the development and licensing of software products and the provision of services to companies which are used to verify the design of integrated circuits. Simplex uses only one measure of profitability. Operations of Simplex’ overseas subsidiaries consist of license revenue and services.

      Information regarding geographic areas at September 30, 2001, 2000, and 1999 and for each of the years then ended is as follows (in thousands):

	North
	American	Europe	Asia	Eliminations	Total

September 30, 1999 and for the year then ended:
Revenue from unaffiliated customers	$8,325	$1,665	$891	$—	$10,881

Long-lived assets	$1,535	$28	8	$—	$1,571

September 30, 2000 and for the year then ended:
Revenue from unaffiliated customers	$15,041	$3,379	$4,397	$—	$22,817

Long-lived assets	$6,830	$445	$296	$—	$7,571

September 30, 2001 and for the year then ended:
Revenue from unaffiliated customers	$25,315	$6,713	$16,156	$—	$48,184

Long-lived assets	$29,065	$433	$452	$—	$29,950

      Revenue from external customers are attributed based upon the geographic location of the customer. European revenue is principally from the France, and revenue in Asia is principally from Japan.

SIMPLEX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Related Parties:

      A partner in a law firm which operates as Simplex’ general counsel is a member of the Board of Directors. This firm provided legal services amounting to approximately $1,885,000 and $704,000 to Simplex for the years ended September 30, 2001 and 2000, respectively.

      Simplex sold certain licenses and maintenance to a subsidiary of a corporation which also was a shareholder. Such sales amounted to $1,219,725, $349,175 and $217,500 for the years ended September 30, 2001, 2000 and 1999, respectively.

      During the year ended September 30, 2000, Simplex sold software amounting to $269,000 to Altius Solutions, Inc., a company with which it had entered into a definitive merger agreement and subsequently purchased in October 2000.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference from the information contained under the heading “Proposal One: Election of Directors — Nominee and Other Directors of Simplex” in our 2002 Proxy Statement for the 2002 Annual Meeting of Stockholders. Information regarding current executive officers found under the heading “Executive Officers” in Item 4 of Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the heading “Compensation of Executive Officers and Other Matters — Section 16(a) Beneficial Ownership Compliance” in our 2002 Proxy Statement.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference from information contained under the heading “Compensation of Executive Officers and Other Matters — Executive Compensation” in our 2002 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from information contained under the heading “General Information” in our 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from information contained under the heading “Compensation of Executive Officers and Other Matters — Certain Business Relationships” in our 2002 Proxy Statement.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 42 hereof.

2. Financial Statement Schedules: See Report of Independent Accountants on Financial Statement Schedule on page 70 hereof and Valuation and Qualifying Accounts on page 71 hereof.

3. Exhibits: See Exhibit Index on page 72 hereof.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEX SOLUTIONS, INC.

By:	/s/ PENELOPE A. HERSCHER

Penelope A. Herscher
Chief Executive Officer and Chairman of the Board of Directors

Dated: December 28, 2001

      KNOW ALL BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Penelope A. Herscher and Luis P. Buhler, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PENELOPE A. HERSCHER Penelope A. Herscher	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 28, 2001

/s/ AKI FUJIMURA Aki Fujimura	President, Chief Operating Officer and Director	December 28, 2001

/s/ LUIS P. BUHLER Luis P. Buhler	Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2001

/s/ JOSEPH B. COSTELLO Joseph B. Costello	Director	December 28, 2001

/s/ HARVEY C. JONES, JR. Harvey C. Jones, Jr.	Director	December 28, 2001

A. Richard Newton	Director	December , 2001

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	December 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Simplex Solutions, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated October 19, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

San Jose, California

October 19, 2001

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at			Balance at
	beginning	Additions	(Write-offs)	end
	of year	(deductions)	recoveries	of year

Allowance for doubtful accounts:
Year ended September 30, 1999	10	161	—	171
Year ended September 30, 2000	171	14		185
Year ended September 30, 2001	185	41	68	294

Valuation allowance for deferred tax assets:
Year ended September 30, 1999	5,374	4,514	—	9,888
Year ended September 30, 2000	9,888	426	—	10,314
Year ended September 30, 2001	10,314	(340)	—	9,974

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Form of Share Purchase Agreement by and between Simplex and SnakeTech S.A. dated as of March 13, 2000.
2.2*	Agreement and Plan of Reorganization by and among Simplex, Altius Solutions and certain additional parties dated as of October 4, 2000.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Certificate of Amendment of the Certificate of Incorporation of the Registrant.
3.3	Amended and Restated Bylaws of the Registrant.
4.1*	Form of registrant’s Common Stock Certificate.
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers.
10.2*	Form of Management Continuity Agreement entered into by and between the Registrant and certain of its officers.
10.3*	1995 Stock Plan.
10.4*	2001 Incentive Stock Plan.
10.5*	2001 Employee Stock Purchase Plan.
10.6*	Fourth Amended and Restated Rights Agreement of the Registrant dated April 6, 1998.
10.7*	Registration Rights Agreement dated March 31, 2000 by and between the Registrant and Shareholders of SnakeTech S.A.
10.8*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated February 12, 1998.
10.9*	Lease agreement by and between the Registrant and 525 Almanor LLC dated March 1997.
10.10*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated March 30, 1999.
10.11*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated January 19, 1999.
10.12	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated March 30, 1999.
10.13*†	Software License Agreement between the Registrant and Computational Applications and System Integration, Inc. dated July 15, 1998.
10.14*†	Software License Agreement between the Registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) dated September 21, 1995.
10.15*†	Cross License Agreement between the Registrant and Chris Terman dated July 24, 1995.
10.16*	Offer Letter between the Registrant and James Behrens dated February 28, 2000.
10.17*	Employment Agreement between the Registrant and Aurangzeb Kahn dated September 8, 2000.
10.18*	Management Continuity exhibit between the Registrant and Luis Buhler dated January 20, 1999.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (see page 69)

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

†	Confidential treatment granted on portions of this exhibit.