Form 10-Q
period 2001-12-31
SIMPLEX SOLUTIONS INC
filed 2002-02-13
CIK 944702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001	Commission File No.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Simplex Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1918734 (I.R.S. Employer Identification Number)

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

Yes [X] No [   ]

As of January 31, 2002, 15,270,441 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simplex Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited) (in thousands)

	December 31, 2001	September 30, 2001

ASSETS:
Current assets:
Cash and cash equivalents	$23,491	$18,445
Short-term investments	30,618	32,227
Accounts receivable, net	11,425	17,237
Prepaid expenses and other current assets	1,393	1,588

Total current assets	66,927	69,497
Property and equipment, net	5,797	5,114
Other assets	455	457
Intangible assets, net	24,260	24,379

Total assets	$97,439	$99,447

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of capital lease obligations	$13	$23
Current portion of notes payable	145	146
Accounts payable	579	1,859
Accrued liabilities	1,910	1,839
Accrued payroll and related expenses	4,116	5,784
Deferred revenue	6,926	7,781

Total current liabilities	13,689	17,432
Notes payable	146	150
Other long term liabilities	122	122

Total liabilities	13,957	17,704

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	132,191	130,317
Notes receivable from stockholders	(1,022)	(1,283)
Unearned stock-based compensation	(5,671)	(6,725)
Accumulated other comprehensive income (loss)	(312)	46
Accumulated deficit	(41,719)	(40,627)

Total common stock and other stockholders’ equity	83,482	81,743

Total liabilities and stockholders’ equity	$97,439	$99,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited) (in thousands, except per share amounts)

	Three Months Ended

	December 31, 2001	December 31, 2000

Revenue:
License	$5,329	$4,281
Services	5,783	4,893

Total revenue	11,112	9,174

Cost of revenue:
Cost of license (1) (inclusive of amortization of acquired technology shown below)	125	115
Cost of services (2) (inclusive of stock-based compensation shown below)	3,009	3,174

Total cost of revenue	3,134	3,289

Gross profit	7,978	5,885

Operating expenses:
Research and development (2) (inclusive of stock-based compensation shown below)	3,668	2,932
Selling and marketing (2) (inclusive of stock-based compensation shown below)	4,432	3,576
General and administrative (2) (inclusive of stock-based compensation shown below)	1,382	1,789
Amortization of goodwill and other intangibles(1)	—	1,526

Total operating expenses	9,482	9,823

Operating loss	(1,504)	(3,938)
Interest and other income (expense), net	524	99
Interest expense	(1)	(111)

Loss before income taxes	(981)	(3,950)
Provision for income taxes	111	185

Net loss	$(1,092)	$(4,135)

Basic and diluted net loss per share	$(0.07)	$(0.77)

Number of shares used in calculation of basic and diluted net loss per share	14,867	5,405

(1) Amortization of goodwill and other acquired intangibles:
Cost of license	$113	$113
Goodwill and other intangibles	—	1,526

	$113	$1,639

(2) Stock based compensation:
Cost of services	$465	$739
Research and development	307	694
Selling and marketing	189	458
General and administrative	93	654

	$1,054	$2,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Three Months Ended

	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,092)	$(4,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of discount on lease financing and line of credit	—	19
Stock-based compensation	1,054	2,545
Interest accrued on stockholder note receivable	(15)	(22)
Allowance for doubtful accounts	188	(139)
Depreciation and amortization of tangible assets	722	361
Amortization of stockholder note forgiven	—	24
Amortization of goodwill and other intangibles	113	1,639
Rental income paid for by waiver of deposit	—	(56)
Changes in operating assets and liabilities net of effects of acquisition:
Accounts receivable, net	5,624	(1,870)
Prepaid expenses and other current assets	195	(326)
Accounts payable	(1,280)	19
Accrued liabilities	(1,591)	(3,030)
Deferred revenue	(855)	1,760
Other assets	2	(650)

Net cash provided by (used in) operating activities	3,065	(3,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisitions	—	2,307
Purchases of property and equipment	(1,405)	(855)
Purchases of short-term investments	(28,636)	—
Maturities and sales of short-term investments	29,887	—

Net cash (used in) provided by investing activities	(154)	1,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations and notes payable	(15)	(9)
Proceeds from issuance of common stock	1,874	47
Repayment of notes receivable from stockholders	276	—

Net cash provided by financing activities	2,135	38

Net increase (decrease) in cash and cash equivalents	5,046	(2,371)
Cash and cash equivalents, beginning of the period	18,445	7,447

Cash and cash equivalents, end of the period	$23,491	$5,076

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$92
Cash paid for income taxes	$4	—
Unearned stock-based compensation	—	$10,859
Assets acquired and liabilities assumed in connection with acquisition of Altius Solutions, Inc.:
Fair value of assets acquired		$29,748
Cash received		2,307
Common stock and fully vested common stock options issued		(28,597)

Liabilities assumed		$3,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

     These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2001. These statements also show our condensed consolidated statements of operations and cash flows for the three months ended December 31, 2001 and 2000. These statements include all normal recurring adjustments which we believe are necessary to fairly present our financial position, results and cash flows. Because all of the disclosures required by generally accepted accounting principles are not included, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2001 included in the company’s annual report on Form 10-K filed on December 31, 2001 with the Securities and Exchange Commission. The condensed balance sheet data as of September 30, 2001 was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire fiscal year.

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

Revenue Recognition

     We report revenue in two categories: license revenue and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing design foundry services, consulting, training and maintenance services to end-users as well as services under research and development contracts.

     We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” License revenue is derived from term and time-based licenses. License revenue from term licenses is recognized upon shipment of the license, if an executed agreement or purchase order has been received, the fee is fixed and determinable and collection is deemed probable. All licenses commence upon execution of a Simplex license agreement. Our standard payment terms are net 30. We do not generally include acceptance criteria or rights of return in our arrangements. When acceptance criteria or rights of return are included in these license agreements, revenue is deferred until acceptance is received or the rights of return expire.

     For contracts with multiple obligations (e.g., product licenses, maintenance and other services), and which do not involve significant customization or modification of software, we allocate revenue to each component of the contract based on vendor-specific objective evidence of its fair value, which is based on either price when each component is sold separately, or substantive renewal rates for maintenance in future years as specified in the arrangement. Vendor specific objective evidence exists for maintenance, consulting and training based upon a history of separate sales of these services. As we have not generally sold our licenses separately, we use the residual method to determine the allocation of revenue to the license portion of multiple-element arrangements and, as such, no revenue is recognized until delivery. We recognize revenue allocated to undelivered products and services when the criteria for revenue set forth herein are met.

     License and maintenance revenue from time-based licenses for a term of one year or less is recognized ratably over the period of the license, as maintenance for these licenses is never sold separately from the license.

     Services revenue from consulting, installation and training is recognized as the related services are performed, when collectibility is reasonably assured and the fee is fixed and determinable. Revenue from maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the related agreement. Payments of maintenance fees are generally paid in advance and are nonrefundable.

     We recognize revenues derived from research and development contracts in accordance with American Institute of Certified Public Accountants Statement of Position No. 68, “Research and Development Arrangements and Statement of Position No. 81-1, Contract Accounting” (“SOP 81-1”) under the percentage-of-completion method of accounting based on the estimated stage of completion of individual contracts. We recognize revenues from design foundry engineering contracts in accordance with Statement of Position No. 81-1, Contract Accounting under the percentage-of-completion method.

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

Note 3. Financial Instruments

     We consider all highly liquid investment securities with maturities from the date of purchase of three months or less to be cash equivalents and investment securities with maturities from the date of purchase of more than three months, but less than twelve months, to be short-term investments. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities consist of the following (in thousands):

	December 31, 2001	September 20, 2001

Cash and cash equivalents:
Cash	$7,534	$4,169
U.S. government agency notes	15,957	14,276

Total cash and cash equivalents	$23,491	$18,445

Short-term investments:
U.S. government agency notes	$30,618	$32,227

Total short-term investments	$30,618	$32,227

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,

	2001	2000

Basic and diluted net loss per share:
Numerator:
Net loss	$(1,092)	$(4,135)

Denominator:
Weighted average common shares outstanding	15,170	6,131
Weighted average unvested common shares subject to repurchase	(303)	(726)

Denominator for basic and diluted calculation	14,867	5,405

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.77)

Antidilutive securities including options, warrants, unvested common stock and preferred stock not included in net loss per share calculation	3,589	4,155

Note 5. Comprehensive Income (loss)

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Incomes” establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended December 31, 2001 and 2000 were as follows (in thousands):

	Three Months Ended
	December 31,

	2001	2000

Net loss	$(1,092)	$(4,135)
Unrealized loss on available-for-sale securities	(358)	—

Comprehensive loss	$(1,450)	$(4,135)

Note 6. Recent Accounting Pronouncements

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have adopted SFAS 142 starting October 1, 2001. Accordingly, goodwill, including acquired workforce of $2.7 million, has ceased to be amortized at the beginning of fiscal 2002, which will reduce amortization expense by $6.1 million on an annual basis for fiscal 2002. For pro forma purposes, had SFAS 142 been adopted for the year ended September 30, 2001, our net loss and net loss per share would have been $6.0 million and $0.64, respectively.

     In July 2001, the FASB Emerging issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. We do not believe that EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have any impact on our financial position, results of operations or cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No.144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of adoption of SFAS 144 on our consolidated financial statements.

Note 7. Subsequent Events

     In January 2002, we acquired the software intellectual property assets of the Coyote Systems business from Coventor, Inc., including the AutoIC product line, for $2.5 million in cash. This acquisition will be accounted for as a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding our expectations regarding the impact of conditions in the general economy and the semiconductor industry on our customers’ ability to purchase our products and services, our expectations to increase investment in the design foundry area, research and development and in the area of X Architecture, our expectations relating to general and administrative expenses, our expectations for a decline in net interest income, our expectations relating to adequacy of cash resources and the use of cash in operations, our expectations relating to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards Nos. 141 and 142 and Emerging Issues Task Force Nos. 00-25 and 01-09, our expectations to make investments in complementary companies, our expectations for growth in personnel to continue, our continued dependency on a small number of customers, our expectations regarding future infringement claims, our intention to vigorously defend our selves in the Sequence Design lawsuit and our anticipated increase in sales denominated in the Japanese yen and the euro. These forward-looking statements involve risks and uncertainties that could cause actual results and events to differ materially from those prescribed in any such forward-looking statements. These factors include those listed under “Factors That May Affect Future Results of Operations.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

     We provide software and services for the design and verification of integrated circuits to enable our communications, computer and consumer products customers to achieve first-time production success and rapid delivery of complex system-on-chip semiconductors. A system-on-chip is an integrated circuit that includes the computing, memory and communications components that previously had been available only on separate chips. Our customers use our products and services prior to manufacture to design and verify the integrated circuits to help ensure that the integrated circuits will perform as intended, taking into account the complex effects of deep submicron semiconductor physics encountered by system-on-chip designs with geometries at 0.18 micron and below.

     We derive our revenue from software licenses, maintenance, consulting, design foundry services, training and the development of technologies under research and development contracts. Our end customers include microprocessor companies, embedded memory or digital signal processor suppliers, design and engineering service companies, application-specific integrated circuit vendors and application-specific standard products companies building high-end graphics, networking, wireless and communications systems. We report revenue in two categories: license revenue and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing design foundry services, consulting and training, maintenance and support services to end-users and under research and development contracts. We generate our license revenue under time-based licenses where revenue is recognized ratably and term licenses where revenue is recognized at time of shipment. Our time-based licenses are typically 1 year or less and can be renewed. Our term licenses exceed one year in length and typically do not exceed 20 years. Services revenue from consulting, installation and training is recognized as the related services are performed, when collectibility is reasonably assured and the fee is fixed and determinable. Services revenue from maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the related agreement. Payments of maintenance fees are generally made in advance and are nonrefundable. We recognize revenues from research and development and design foundry engineering contracts under the percentage of completion method of accounting.

     In the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, adverse general economic conditions and conditions in the semiconductor industry, impacted the ability of our customers to purchase our products and services as uncertainty in their businesses had increased. These conditions have caused our sales cycle to lengthen, customer budgets for research and development to decrease and customer purchases to be delayed or decreased. Historically, our revenues have been flat or slightly down in our first fiscal quarter, as compared to the immediately preceding quarter, due in large part to the structure of our sales incentives. In the current business and customer environment, this seasonal trend has been accentuated. We expect these conditions in the general economy and in the semiconductor industry to continue to adversely impact our customers’ ability to purchase our products and services in the near future.

     During the first quarter of fiscal 2002, 9 additional companies joined the Simplex co-sponsored X Initiative, a group of leading companies from throughout the semiconductor industry whose mandate is to promote the availability and fabrication of the X Architecture. The consortium now includes 32 leaders in semiconductor intellectual property, electronic design automation, integrated circuit design services, photomask production and semiconductor equipment and manufacturing.

     In January 2002, we entered into an OEM License Agreement with Cadence Design Systems, Inc. regarding our SoC verification product Fire & Ice® QX. The agreement provides for us to distribute Fire & Ice QX and two new extraction products to end users exclusively through Cadence, subject to conditions required for Cadence to maintain exclusivity. If we are required to provide additional copies of these products or renew maintenance for these products under existing customer contracts, we will pay Cadence a percentage of the revenue recognized by us for the additional copies or renewal of maintenance. The exclusivity applies only to Fire & Ice QX, and the two new extraction products if included under the agreement. The exclusivity does not apply to our other current and future products, including products with embedded extraction technology and X Architecture extraction products. The term of the agreement is four (4) years. Cadence may terminate exclusivity or the agreement upon six (6) months advance notice, but Cadence would remain obligated to pay any remaining pre-paid fees.

     In January 2002, we acquired the software intellectual property assets of the Coyote Systems business from Coventor, Inc., including the AutoIC product line, for $2.5 million in cash. This acquisition will be accounted for as a purchase.

Results of Operations

Revenue

     The following table presents certain financial data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	December 31,

	2001	2000

Net revenue:
License	48%	47%
Services	52	53

Total revenue	100%	100%

Cost of revenue:
License	1	1
Services	27	35

Total cost of revenue	28	36

Gross profit	72	64

Operating expenses:
Research and development	33	32
Sales and marketing	40	39
General and administrative	12	20
Amortization of goodwill and other intangibles	0	17

Total operating expenses	85	107

Loss from operations	(14)	(43)
Interest and other income (expense), net	5	1
Interest expense	0	(1)

Loss before income taxes	(9)	(43)
Provision for income taxes	1	2

Net loss	(10)%	(45)%

     Total Revenue. Total revenue increased by 21% to $11.1 million for the three months ended December 31, 2001 from $9.2 million for the three months ended December 31, 2000. No customer accounted for more than 10% of total revenue for the three months ended December 31, 2001. For the three months ended December 31, 2000, Sony accounted for approximately 13% of total revenue. As a percentage of total revenue, license revenue accounted for 48% for the three months ended December 31, 2001 and 47% for the three months ended December 31, 2000. Total revenue from sales to customers outside North America accounted for 21% of total revenue for the three months ended December 31, 2001 and 38% of total revenue for the three months ended December 31, 2000.

     License Revenue. License revenue increased by 23% to $5.3 million for the three months ended December 31, 2001 from $4.3 million for the three months ended December 31, 2000. This increase was a result of increased demand for our existing products as chip manufacturers require more chip designs with small features sizes reaching 0.18 micron and below.

     Service Revenue. Service revenue increased by 18% to $5.8 million for the three months ended December 31, 2001 from $4.9 million for the three months ended December 31, 2000. Over 80% of the increase resulted from increased maintenance revenue from our customer base.

     Our total revenue in the fiscal years ended September 30, 2000 and 2001, and for the twelve months ended December 31, 2001 was comprised of the following:

			Twelve Months Ended
	2000	2001	December 31, 2001

License Revenue:
Term licenses (more than 3 years)	39%	12%	11%
Term licenses (3 years or less)	7%	19%	22%
Time-based licenses	19%	20%	18%
Service Revenue:
Maintenance services	19%	17%	18%
Software services	16%	5%	4%
Design foundry services	—	27%	27%

Cost of Revenue

     Licenses.

	Three Months Ended
	December 31,

	2001	2000

Other cost of licenses	$12	$2
Amortization of acquired technology	113	113

Cost of licenses	$125	$115

     Cost of license revenue consists primarily of expenses related to royalties, amortization and maintenance related to acquired or licensed technologies. Excluding amortization of acquired technology, cost of licenses increased by 500% to $12,000 for the three months ended December 31, 2001 from $2,000 for the three months ended December 31, 2000. This increase in cost of licenses resulted from the increased royalties incurred for licensed software included in our products. Including amortization of acquired technology of $113,000 for the three months ended December 31, 2001, cost of licenses would be $125,000, or 2.3% of license revenue. Including amortization of acquired technology of $113,000 for the three months ended December 31, 2000, cost of licenses would be to $115,000, or 2.7% of license revenue.

     Services.

	Three Months Ended
	December 31,

	2001	2000

Other cost of services	$2,543	$2,435
Stock-based compensation	466	739

Cost of services	$3,009	$3,174

     Cost of services revenue consists primarily of personnel expenses, including stock-based compensation expense, costs related to outside consultants, travel and overhead expenses related to program management, software installation, customer and technical support and fees for subcontractors and training. Excluding stock-based compensation expense, cost of services increased by 4% to $2.5 million for the three months ended December 31, 2001 from $2.4 million for the three months ended December 31, 2000. As a percentage of service revenue, cost of services, excluding stock-based compensation expense, was 44% for the three months ended December 31, 2001 and 50% for the three months ended December 31, 2000. There was no major change in the design foundry business cost structure during this period. Lower cost as a percentage of service revenue for the three months ended December 31, 2001 resulted from higher service revenue as compared to the three months ended December 31, 2000. However, we anticipate increasing investment in the design foundry area. Including stock-based compensation expense of $466,000 for the three months ended December 31, 2001, cost of services would be $3.0 million, or 52% of service revenue. Including stock-based compensation expense of $739,000 for the three months ended December 31, 2000, cost of services would be $3.2 million, or 65% of service revenue.

Operating Expenses

     Research and Development.

	Three Months Ended
	December 31,

	2001	2000

Other research and development	$3,361	$2,238
Stock-based compensation	307	694

Research and development	$3,668	$2,932

     Research and development costs consist primarily of expenses related to the development of new functionality and upgrades of our software and to the amortization of acquired intangibles. These expenses include compensation and benefits, including stock-based compensation expense, for software developers, quality assurance personnel and for third-party contract development costs. Excluding stock-based compensation expense, research and development expense increased by 50% to $3.4 million for the three months ended December 31, 2001 from $2.2 for the three months ended December 31, 2000. This increase resulted from the hiring of new employees for the continued development of our X Architecture and other products. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense, were 30% for the three months ended December 31, 2001 and 24% for the three months ended December 31, 2000. Including stock-based compensation expense of $307,000 for the three months ended December 31, 2001, research and development expense would be $3.7 million, or 33% of total revenue. We incurred $694,000 of stock-based compensation expense for research and development for the three months ended December 31, 2000. We intend to further increase investment in research and development in the area of X Architecture to expand our market presence and to increase our technology and product leadership. Therefore, we expect that our research and development expenses will increase in the future.

     Sales and Marketing.

	Three Months Ended
	December 31,

	2001	2000

Other sales and marketing	$4,243	$3,118
Stock-based compensation	189	458

Sales and marketing	$4,432	$3,576

     Sales and marketing expenses consist primarily of compensation and benefits, including stock-based compensation expense, for direct sales and marketing personnel, travel cost, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Excluding stock-based compensation expense, sales and marketing expense increased by 36% to $4.2 million for the three months ended December 31, 2001 from $3.1 million for the three months ended December 31, 2000. This increase resulted from increased compensation expense due to the expansion of our sales and marketing organization. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, increased to 38% for the three months ended December 31, 2001 from 34% for the three months ended December 31, 2000. This increase resulted from a slower revenue growth in the first quarter of fiscal 2002. Including stock-based compensation expense of $189,000 for the three months ended December 31, 2001, sales and marketing expenses would be $4.4 million, or 40% of total revenue. We incurred $458,000 stock-based compensation expense for the three months ended December 31, 2000.

     General and Administrative.

	Three Months Ended
	December 31,

	2001	2000

Other general and administrative	$1,289	$1,135
Stock-based compensation	93	654

General and administrative	$1,382	$1,789

     General and administrative expenses consist primarily of compensation and benefits, including stock-based compensation expense, for general and administrative employees and fees for professional advisors. Excluding stock-based compensation, general and administrative expense increased by 14% to $1.3 million for the three months ended December 31, 2001 from $1.1 million for the three months ended December 31, 2000. This increase was due to additional costs incurred as a result of being a public company, including annual and other reporting costs, increased director and officer liability insurance costs, investor relations programs and accounting and legal fees. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, were both 12.0% for the three months ended December 31, 2001 and the three months ended December 31, 2000. Including stock-based compensation expense of $93,000 for the three months ended December 31, 2001, general and administrative expense amounted to $1.4 million, or 12.0% of total revenue. Including stock-based compensation expense of $654,000 for the three months ended December 31, 2000, general and administrative expense amounted to $1.8 million, or 20% of total revenue. We expect general and administrative expenses to decline as a percentage of total revenue.

     Stock-based Compensation. Amortization of stock-based compensation was $1.1 million for the three months ended December 31, 2001 and $2.5 million for the three months ended December 31, 2000. The expense has been allocated to its respective category under cost of revenue, research and development, sales and marketing and general and administrative.

     Amortization of Goodwill and Other Intangibles. Amortization of other intangibles was $113,000 for the three months ended December 31, 2001. Due to the early adoption of SFAS 142, acquired workforce of $1.9 million has been recharacterized as goodwill and in addition goodwill is no longer being amortized starting October 1, 2001. Amortization of goodwill and other intangibles was $1.6 million for the three months ended December 31, 2000 of which $113,000 was allocated to cost of licenses. Amortization of goodwill and other intangibles relates to our acquisitions of Snaketech and Altius. Snaketech was acquired in March 2000 which resulted in $5.5 million of goodwill and intangibles. Altius was acquired in October 2000 which resulted in $25.8 million of goodwill and intangibles.

     Net Interest and Other Income (Expense). Net interest and other income (expense) was $524,000 for the three months ended December 31, 2001 and $99,000 for the three months ended December 31, 2000. Net interest and other income for the three months ended December 31, 2001 includes interest income earned on our cash, cash equivalent and short-term investments balances, offset by interest incurred on capital leases, amortization of debt discount and foreign currency translation loss. We expect a decline in net interest income due to the acquisition of the Coyote Systems business assets from Coventor in January 2002 and the forecasted use of available cash in operations in the upcoming quarter.

Provision for Income Taxes

     The income tax provision for the three months ended December 31, 2001 was $111,000 which is the result of alternative minimum taxes, foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. No provision for federal and state income taxes has been recorded since inception because we have experienced significant net losses, which have resulted in federal and state operating loss carryforwards of approximately $27.2 million as of September 30, 2001. In light of our cumulative operating losses, we have provided a full valuation allowance for all deferred tax assets since at present we are uncertain whether such deferred tax assets will be realized.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.1 million for the three months ended December 31, 2001, compared to net cash used of $3.9 million for the three months ended December 31, 2000. Cash provided by operating activities for the three months ended December 31, 2001 resulted primarily from higher cash collections from customers. Cash used for the three months ended December 31, 2000 resulted primarily from payment of liabilities assumed in the Altius acquisition. This was partially offset by the acquisition of $2.3 million of cash from Altius reported in cash flow from investing activities.

     Net cash used in investing activities was $154,000 for the three months ended December 31, 2001, compared to net cash provided of $1.5 million for three months ended December 31, 2000. Cash used in investing activities for the three months ended December 31, 2001 consists primarily of purchases and sales of short-term investments, offset by the purchase of fixed assets. Cash provided by investing activities for the three months ended December 31, 2000 consists primarily of cash received in the acquisition of Altius, offset by cash used in the purchases of property and equipment.

     Net cash provided by financing activities was $2.1 million for the three months ended December 31, 2001, resulting primarily from the proceeds received from employee stock purchase plan purchases and issuance of common stock pursuant to exercise of stock options. Net cash provided by financing activities was $38,000 for the three months ended December 31, 2000. Cash provided by financing activities for the three months ended December 31, 2000 resulted from proceeds received from stock issuances.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect to use a portion of our available cash in operations in the upcoming quarter due to a reduction in revenue as a result of current economic and business conditions. In January 2002, we purchased the Coyote Systems business assets for $2.5 million in cash. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have adopted SFAS 142 starting October 1, 2001. Accordingly, goodwill, including acquired workforce of $2.7 million, has ceased to be amortized at the beginning of fiscal 2002, which will reduce amortization expense by $6.1 million on an annual basis for fiscal year 2002.

     In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. We do not believe that EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have any impact on our financial position, results of operations, and cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of adoption of SFAS 144 on our consolidated financial statements.

Factors That May Affect Future Results of Operations

Risks Related to Our Business

We have a history of losses and we have accumulated a deficit of $41.7 million as of December 31, 2001. If we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock which could cause it to decline.

     We have spent significant funds to date to develop and to refine our current technologies and services and to develop our sales and marketing resources. If we are unable to execute on our strategy to become profitable, our stock price could be negatively affected. We have incurred significant operating losses in the past and have not yet achieved profitability. As of December 31, 2001, we had an accumulated deficit of $41.7 million. We expect our future revenue to be negatively impacted by current market and customer conditions and we expect to continue to increase our investment in our next-generation research and development projects and to continue to hire additional people in all areas of our company to support our growing business. We expect the effect of this increase in investment to be mitigated to a certain extent by the adoption of SFAS 142 and the resulting elimination of goodwill amortization, subject to annual impairment assessments. As a result of these factors, to achieve profitability we will need, among other matters, to increase our customer base and to increase the number of and amounts of products and services purchased by our customers. We cannot assure you that we will be able to increase our revenue or operating efficiencies in this manner or otherwise and achieve and maintain profitability. Because we expect to continue to increase our investment in new areas of our business, our investment could outpace growth in our revenue, thus preventing our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

Our recent acquisitions and other strategic transactions have, and future acquisitions and strategic transactions could, require significant management attention and might further distract our management and disrupt our business.

     Our recent acquisitions include Snaketech in March 2000, Altius in October 2000 and the Coyote Systems business assets from Coventor in January 2002. Additionally, we recently entered into an OEM License Agreement with Cadence Design Systems. Transactions such as these require significant management attention, which could distract our management from day to day operations and could disrupt our business. Additionally, if we fail to successfully integrate Snaketech, Altius, the Coyote Systems assets or any future acquisition into our company, the revenue and operating results of the combined company would decline. To realize the benefits of these recent acquisitions, we must continue to integrate Snaketech’s and Altius’ research and development facilities into our existing operations despite differences in culture, language and legal environments, such as the mandated 35 hour work week in France, specific work rules covering the Altius Japan office, and different tax treatments related to the issuance of equity to employees. In addition, we must integrate the Coyote Systems software intellectual property assets into out products. Such integration has required and will continue to require significant time and resources to manage and we may not be able to manage such integration successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We intend to continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we could have difficulty in assimilating that company or division’s personnel and operations, which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, we may have to incur debt or issue equity securities as we have in past acquisitions to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.

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

     The delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. We are currently experiencing an increase in such delays due to the current business and customer environment. When our sales cycle unexpectedly lengthens in general or for one or more large orders, it adversely affects the timing of our revenue, which could cause us not to meet research analysts’ expectations and could cause our stock price to suffer. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

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

     We generated 21% of our consolidated revenue from sales outside of North America for the three months ended December 31, 2001 and 38% of our consolidated revenue from sales outside North America for the three months ended December 31, 2000. On a fiscal year basis, we generated 47% of our consolidated revenue from sales outside North America in fiscal 2001, 34% of our consolidated revenue from sales outside North America in fiscal 2000 and 23% of our consolidated revenue from sales outside of North America in fiscal 1999. A significant proportion of our international sales to date have been denominated in U.S. dollars. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase the relative costs of our overseas operations which could substantially reduce our operating margins. Any of the above could negatively affect our results of operations.

If we fail to manage our rapid growth successfully, our infrastructure, management and resources could be strained and our ability to effectively manage our business could be diminished and our results of operations could suffer.

     We have grown rapidly since our inception and to be successful we need to grow quickly in the future. Any failure to manage this growth could strain our resources, which would impede our ability to increase revenue and achieve profitability. For example, the number of our employees increased from 179 at December 2000 to over 225 at December 2001. This increase in personnel was accompanied by increased resources and management time focused on infrastructure, training and integration. We expect this growth in personnel to continue and require us to relocate to larger and more expensive corporate offices within a year. Further, future expansion could be expensive and strain our infrastructure, management and other resources. To manage growth effectively, we must:

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

Because 10 customers represented 51% of our total revenue for the three months ended December 31, 2001, the loss of any of these customers could substantially adversely impact our revenue.

     We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our 10 largest customers accounted for approximately 51% of our revenue for the three months ended December 31, 2001 and approximately 66% of our revenue for the three months ended December 31, 2000; and

•	our 10 largest customers accounted for approximately 57% of our revenue in fiscal 2001 and approximately 53% of our revenue in fiscal 2000.

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

     Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to our customers’ pre-existing relationships with our potential customers, our operating results could be harmed. The design software industry is comprised of companies that offer software products that are used to facilitate the chip design process. Our products are used to facilitate complex deep submicron chip designs. Our competitors who offer products that are used for other segments of the chip design process often bundle their products together to offer discounts on products competitive with those we offer, making it extremely attractive for our customers or potential customers to use alternative products to ours. In addition, these competitors may not support our effort to integrate our products into their existing software. These competitors include such companies as Avant!, Cadence, Mentor Graphics and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed. These risks to our business could be accentuated by consolidations by our competitors. For example, Synopsys recently announced its pending acquisition of Avant!. If successful, this consolidation will create a larger single competitor with greater resources. Consolidation and the creation of larger competitors offering increasingly comprehensive product offerings could limit our ability to penetrate our market and gain additional market share which could cause serious harm to our business.

As the deep submicron market continues to grow, competitors will likely increase their focus on this market and apply substantially greater resources to the development and distribution of design software directly competitive with our software.

     We currently encounter direct competition from competitors such as Avant!, Cadence, Mentor Graphics and Synopsys for design software at deep submicron geometries. As the market for design software at 0.18 micron geometries and below continues to grow, some of our competitors may increase their focus on offering design software directly competitive with ours, whether by internal development, external development or acquisition. If competition for software competitive with ours increases, our competitors may attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software in their design flows. If such increased competition were to result in resistance to integration of our software with those of our competitors, our business would be harmed. In addition, success of our business in reliant on the continued growth of the deep submicron market and if the growth of this market slows due to the current economic conditions, it would have a material effect on our business.

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

     Our future success depends upon the continued service of our executive officers and other key personnel, and their ability to work together. Of particular importance to our continued operation are:

•	Penelope A. Herscher, Chairman and Chief Executive Officer;

•	Aki Fujimura, President and Chief Operating Officer;

•	Aurangzeb Khan, Executive Vice President and General Manager;

•	Luis P. Buhler, Chief Financial Officer; and

•	Steven L. Teig, Chief Technical Officer.

     Searching for replacements for our key management could divert management’s time and result in increased operating expenses. Most of our executive officers or key employees are not bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be seriously harmed. James D. Behrens, our Executive Vice President of Worldwide Field Operations, has given notice of his intention to leave the Company upon arrival of his replacement. We do not believe that Mr. Behren’s departure will have a material adverse effect on our business.

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

Risks Related to Our Industry

When the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results are negatively impacted.

     The primary customers for our products are semiconductor design and manufacturing companies. The recent downturn in our customers’ markets and in general economic conditions have resulted in the cut back of research and development budgets and the delay of software purchases. These cut backs and delays have resulted in a reduction in demand for our products and services and have negatively impacted our business. A significant increase in such downturn or a prolonged recession would likely have a material adverse impact on our business in the future. In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, negatively impacted us. Our business is harmed when research and development budgets of our customers are curtailed or when software purchases by our customers are delayed. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. Such industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

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

     As of December 31, 2001, we had $54.1 million of cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

     As of December 31, 2001, our cash equivalents consisted primarily of money market funds and U.S. government agency notes, and our short-term investments consisted primarily of U.S. government agency notes.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit
Number	Description

2.1*	Form of Share Purchase Agreement by and among Simplex and SnakeTech S.A. dated as of March 13, 2000.

2.2*	Agreement and Plan of Reorganization by and among Simplex, Altius Solutions and certain additional parties dated as of October 4, 2000.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

3.3**	Amended and Restated Bylaws of the Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers.

10.2*	Form of Management Continuity Agreement entered into by and between the Registrant and certain of its officers.

10.3*	1995 Stock Plan.

10.4*	2001 Incentive Stock Plan.

10.5*	2001 Employee Stock Purchase Plan.

10.6***	2002 Nonstatutory Stock Option Plan

10.7*	Fourth Amended and Restated Rights Agreement of the Registrant dated April 6, 1998.

10.8*	Registration Rights Agreement dated March 31, 2000 by and between the Registrant and Shareholders of SnakeTech S.A.

10.9*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated February 12, 1998.

10.10*	Lease agreement by and between the registrant and 525 Almanor LLC dated March 1997.

10.11*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated March 30, 1999.

10.12*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated January 19, 1999.

10.13**	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated March 30, 1999.

10.14*+	Software License Agreement between the Registrant and Computational Applications and System Integration, Inc. dated July 15, 1998.

10.15*+	Software License Agreement between the Registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) dated September 21, 1995.

10.16*+	Cross License Agreement between the Registrant and Chris Terman dated July 24, 1995.

10.17*	Offer Letter between the Registrant and James Behrens dated February 28, 2000.

10.18*	Employment Agreement between the Registrant and Aurangzeb Kahn dated September 8, 2000.

10.19*	Management Continuity Agreement between the Registrant and Luis Buhler dated January 20, 1999.

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

**	Incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-32487) filed with the Securities Exchange Commission on December 31, 2001.

***	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-82676) filed with the Securities Exchange Commission on February 13, 2002.

+	Confidential treatment granted on portions of this exhibit.

(b)	Reports on Form 8-K

     No reports were filed on Form 8-K or Form 8-K/A during the quarter ended December 31, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEX SOLUTIONS, INC

By: /s/ Luis P. Buhler

Luis P. Buhler Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: February 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Form of Share Purchase Agreement by and among Simplex and SnakeTech S.A. dated as of March 13, 2000.

2.2*	Agreement and Plan of Reorganization by and among Simplex, Altius Solutions and certain additional parties dated as of October 4, 2000.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

3.3**	Amended and Restated Bylaws of the Registrant.

4.1*	Form of registrant’s Common Stock Certificate.

10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers.

10.2*	Form of Management Continuity Agreement entered into by and between the Registrant and certain of its officers.

10.3*	1995 Stock Plan.

10.4*	2001 Incentive Stock Plan.

10.5*	2001 Employee Stock Purchase Plan.

10.6***	2002 Nonstatutory Stock Option Plan

10.7*	Fourth Amended and Restated Rights Agreement of the Registrant dated April 6, 1998.

10.8*	Registration Rights Agreement dated March 31, 2000 by and between the Registrant and Shareholders of SnakeTech S.A.

10.9*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated February 12, 1998.

10.10*	Lease agreement by and between the Registrant and 525 Almanor LLC dated March 1997.

10.11*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated March 30, 1999.

10.12*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated January 19, 1999.

10.13*	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated March 30, 1999.

10.14*+	Software License Agreement between the Registrant and Computational Applications and System Integration, Inc. dated July 15, 1998.

10.15*+	Software License Agreement between the Registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation) dated September 21, 1995.

10.16*+	Cross License Agreement between the Registrant and Chris Terman dated July 24, 1995.

10.17*	Offer Letter between the Registrant and James Behrens dated February 28, 2000.

10.18*	Employment Agreement between the Registrant and Aurangzeb Kahn dated September 8, 2000.

10.19*	Management Continuity exhibit between the Registrant and Luis Buhler dated January 20, 1999.

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

**	Incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-32487) filed with the Securities Exchange Commission on December 31, 2001.

***	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-82676) filed with the Securities Exchange Commission on February 13, 2002.

+	Confidential treatment granted on portions of this exhibit.