Form 10-Q
period 2002-03-31
SIMPLEX SOLUTIONS INC
filed 2002-05-14
CIK 944702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002 Commission File No.

or

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

Yes            No

As of May 6, 2002, 15,560,949 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simplex Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited) (in thousands)

	March 31, 2002	September 30, 2001

ASSETS:

Current assets:

Cash and cash equivalents	$24,233	$18,445

Short-term investments	27,096	32,227

Accounts receivable, net	8,728	17,237

Prepaid expenses and other current assets	1,200	1,588

Total current assets	61,257	69,497

Property and equipment, net	8,667	5,114

Other assets	436	457

Goodwill	25,634	21,313

Intangible assets, net	1,197	3,066

Total assets	$97,191	$99,447

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Current portion of capital lease obligations	$3	$23

Current portion of notes payable	116	146

Accounts payable	2,155	1,859

Accrued liabilities	2,066	1,839

Accrued payroll and related expenses	4,754	5,784

Deferred revenue	5,508	7,781

Total current liabilities	14,602	17,432

Notes payable	—	150

Other long term liabilities	2,172	122

Total liabilities	16,774	17,704

Stockholders’ equity:

Common stock	15	15

Additional paid-in capital	132,422	130,317

Notes receivable from stockholders	(1,034)	(1,283)

Unearned stock-based compensation	(4,716)	(6,725)

Accumulated other comprehensive income (loss)	(847)	46

Accumulated deficit	(45,423)	(40,627)

Total common stock and other stockholders’ equity	80,417	81,743

Total liabilities and stockholders’ equity	$97,191	$99,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001

Revenue:

License	$3,952	$6,191	$9,281	$10,472

Services	5,964	5,464	11,747	10,356

Total revenue	9,916	11,655	21,028	20,828

Cost of revenue:

Cost of license (1) (inclusive of amortization of acquired technology shown below)	113	137	238	253

Cost of services (2) (inclusive of stock-based compensation shown below)	3,001	3,058	6,010	6,232

Total cost of revenue	3,114	3,195	6,248	6,485

Gross profit	6,802	8,460	14,780	14,344

Operating expenses:

Research and development (1) (2) (inclusive of stock-based compensation and acquired intangibles shown below)	4,202	3,693	7,870	6,625

Selling and marketing (2) (inclusive of stock-based compensation shown below)	4,747	4,651	9,179	8,227

General and administrative (2) (inclusive of stock-based compensation shown below)	1,628	1,390	3,010	3,179

Amortization of other intangibles (1)	—	1,526	—	3,052

Total operating expenses	10,577	11,260	20,059	21,083

Operating loss	(3,775)	(2,800)	(5,279)	(6,739)

Interest and other income (expense), net	291	24	815	124

Interest expense	(23)	(129)	(24)	(240)

Loss before income taxes	(3,507)	(2,905)	(4,488)	(6,855)

Provision for income taxes	197	135	308	320

Net loss	$(3,704)	$(3,040)	$(4,796)	$(7,175)

Basic and diluted net loss per share	$(0.25)	$(0.54)	$(0.32)	$(1.30)

Number of shares used in calculation of basic and diluted net loss per share	15,081	5,611	14,973	5,508

(1) Amortization of other acquired intangibles:

Cost of license	$113	$113	$226	$226

Research and development	5	—	5	—

Goodwill and other intangibles	—	1,526	—	3,052

	$118	$1,639	$231	$3,278

(2) Stock based compensation:

Cost of services	$418	$737	$885	$1,476

Research and development	266	473	574	1,167

Selling and marketing	179	228	366	686

General and administrative	91	133	184	787

	$954	$1,571	$2,009	$4,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Six Months Ended

	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,796)	$(7,175)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of discount on lease financing and line of credit	—	39

Stock-based compensation	2,009	4,116

Interest accrued on stockholder notes receivable	(27)	(44)

Allowance for doubtful accounts	619	(94)

Depreciation and amortization of tangible assets	1,488	756

Amortization of stockholder note forgiven	—	48

Amortization of other intangibles	231	3,278

Rental income paid for by waiver of deposit	—	(56)

Changes in operating assets and liabilities net of effects of acquisition:

Accounts receivable, net	7,890	(1,190)

Prepaid expenses and other current assets	388	(481)

Accounts payable	(765)	876

Accrued liabilities	(795)	(2,589)

Deferred revenue	(2,273)	216

Other assets	21	(1,322)

Net cash provided by (used in) operating activities	3,990	(3,622)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received (paid) from acquisitions	(2,691)	2,307

Purchases of property and equipment	(1,930)	(1,394)

Purchases of short-term investments	(31,636)	—

Maturities and sales of short-term investments	35,874	—

Net cash (used in) provided by investing activities	(383)	913

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations and notes payable	(200)	(11)

Proceeds from line of credit	—	2,500

Proceeds from issuance of common stock	2,105	146

Repayment of notes receivable from stockholders	276	—

Net cash provided by financing activities	2,181	2,635

Net increase (decrease) in cash and cash equivalents	5,788	(74)

Cash and cash equivalents, beginning of the period	18,445	7,447

Cash and cash equivalents, end of the period	$24,233	$7,373

Supplemental disclosures of cash flow information:

Cash paid for interest	$18	$92

Cash paid for income taxes	$77	—

Unearned stock-based compensation	—	$10,859

Assets acquired and liabilities assumed in connection with acquisition of Altius Solutions, Inc.:

Fair value of assets acquired		$29,748

Cash received		2,307

Common stock and fully vested common stock options issued		(28,597)

Liabilities assumed		$3,458

Assets acquired in connection with acquisition of Coyote Systems business:

Fair value of assets acquired	$2,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simplex Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

         These unaudited interim financial statements reflect our condensed consolidated financial position as of March 31, 2002. These statements also show our condensed consolidated statements of operations for the three and six months ended March 31, 2002 and 2001 and cash flows for the six months ended March 31, 2002 and 2001. These statements include all normal recurring adjustments which we believe are necessary to fairly present our financial position, results and cash flows. Because all of the disclosures required by generally accepted accounting principles are not included, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K filed on December 31, 2001 with the Securities and Exchange Commission. The condensed balance sheet data as of September 30, 2001 was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire fiscal year.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Simplex and its wholly owned subsidiaries: Simplex Solutions UK, Limited; Simplex Solutions GmbH; Simplex Solutions KK; Simplex Solutions, S.A.S.; Simplex Solutions Ltd.; and Altius Solutions, Inc. (together “Simplex”). All material intercompany balances and transactions have been eliminated.

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

         We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” License revenue is derived from term and time-based licenses. License revenue from term licenses is recognized upon shipment of the license, if an executed agreement or purchase order has been received, the fee is fixed and determinable and collection is deemed probable. All licenses commence upon execution of a Simplex license agreement. Our standard payment terms are net 30 days. We do not generally include acceptance criteria or rights of return in our arrangements. When acceptance criteria or rights of return are included in these license agreements, revenue is deferred until acceptance is received or the rights of return expire.

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

         We recognize revenues derived from research and development contracts in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements” and Statement of Position No. 81-1, “Contract Accounting” (“SOP 81-1”) under the percentage-of-completion method of accounting based on the estimated stage of completion of the individual contracts. We also recognize revenues from design foundry engineering contracts in accordance with SOP No. 81-1 under the percentage-of-completion method based on the estimated stage of completion of the individual contracts.

         We recognize service and license revenue for contracts which require significant customization or modification of its software and service revenue for contracts which do not include licenses, under SOP 81-1, using the percentage-of-completion method based on the estimated stage of completion of the individual contracts.

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

Note 3. Financial Instruments

         We consider all highly liquid investment securities with maturities from the date of purchase of three months or less to be cash equivalents and investment securities with maturities from the date of purchase of more than three months, to be short-term investments. All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities consist of the following (in thousands):

	March 31,	September 20,
	2002	2001

Cash and cash equivalents:

Cash	$9,812	$4,169

U.S. government agency notes	14,421	14,276

Total cash and cash equivalents	$24,233	$18,445

Short-term investments:

U.S. government agency notes	$27,096	$32,227

Total short-term investments	$27,096	$32,227

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

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Basic and diluted net loss per share:

Numerator:

Net loss	$(3,704)	$(3,040)	$(4,796)	$(7,175)

Denominator:

Weighted average common shares outstanding	15,295	6,229	15,232	6,180

Weighted average unvested common shares subject to repurchase	(214)	(618)	(259)	(672)

Denominator for basic and diluted calculation	15,081	5,611	14,973	5,508

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.54)	$(0.32)	$(1.30)

Antidilutive securities including options, warrants, unvested common stock and preferred stock not included in net loss per share calculation	4,899	7,472	4,899	7,472

Note 5. Comprehensive Income (loss)

         Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(3,704)	$(3,040)	$(4,796)	$(7,175)

Unrealized loss on available-for-sale securities	(535)	—	(893)	—

Comprehensive loss	$(4,239)	$(3,040)	$(5,689)	$(7,175)

Note 6. Commitments

         In March 2002, we entered into a 39-month software license agreement with Cadence Design Systems, Inc. to license its software, including maintenance, for approximately $7.8 million. This commitment will be paid on a quarterly basis starting April 2002.

         In accordance with the terms of the proposed merger with Cadence Design Systems, Inc., if the merger agreement is terminated in connection with an alternative transaction proposal, in certain circumstances we may be obligated to pay Cadence a fee of approximately $15 million. Please see Note 10 below.

Note 7. Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no impact on our financial position, results of operations or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have adopted SFAS 142 starting October 1, 2001. Accordingly, goodwill, including acquired workforce of $2.7 million, has ceased to be amortized at the beginning of fiscal 2002, which will reduce amortization expense by $6.1 million on an annual basis for fiscal 2002. For pro forma purposes, had SFAS 142 been adopted for the six months ended March 31, 2001, our net loss and net loss per share would have been $4.1 million and $0.75, respectively. Under the transitional requirements we completed an impairment test and determined that no impairment was required.

         In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted EITF Nos. 00-25 and 01-09 in the quarter ended March 31, 2002 and there was no impact on our financial position, results of operations or cash flows.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of adoption of SFAS 144 on our consolidated financial statements.

         In April 2002, the EITF issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (“EITF 01-14”), which is effective for financial statements beginning after December 15, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 01-14 in the quarter ended March 31, 2002 and there was no material effect on our reported results of operations, financial position or cash flows.

Note 8. Goodwill and other Intangible Assets, Net

         The following table sets forth the changes to goodwill and other intangible assets during the period presented (in thousands).

		Other
	Goodwill	Intangibles

Balances, September 30, 2001	$21,313	$3,066
Reclassification of assembled workforce	1,883	(1,883)
Acquisition of Coyote Systems assets	2,438	245

	$25,634	1,428
Amortization of Intangible assets for the period	—	(231)

Balances, March 31, 2002	$25,634	$1,197

         The reclassification of the assembled workforce from other intangibles to goodwill resulted in amortization of assembled workforce ceasing as at October 1, 2001. Had the amortization of assembled workforce continued, the amortization charge for the six months ended March 31, 2002 would have been approximately $383,000.

Note 9. Acquisition

         In January 2002, we acquired the intellectual property assets of the Coyote Systems business from Coventor, Inc., including the AutoIC product line, in order to complement our products and services. The acquisition included the transfer of two employees. The transaction was accounted for as a purchase. In connection with the acquisition, the Company recorded a total purchase price of approximately $2.7 million, of which $205,000 related to direct transaction costs. The final allocation of the purchase price, based upon management’s estimate of the fair market values of the assets as of the acquisition date, was $245,000 to acquired technology and approximately $2.5 million to goodwill. Acquired technology of $245,000 is being amortized over a three to ten year period.

Note 10. Subsequent Events

         On April 24, 2002, we announced that we had entered into a merger agreement with Cadence Design Systems, Inc. under which Zodiac Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Cadence, will be merged with and into us, and we will continue as the surviving corporation and a wholly-owned subsidiary of Cadence. Under the merger agreement, each issued and outstanding share of our common stock will be automatically converted into the right to receive between 0.9245 and 0.7563 of a validly issued, fully paid and nonassessable share of Cadence common stock (subject to adjustment to reflect the effect of any stock split, stock dividend, reclassification, recapitalization or the like on Simplex or Cadence stock between April 24, 2002 and the time of the merger). The actual number of shares of Cadence common stock received will depend on the average of the closing prices of one share of Cadence common stock on the New York Stock Exchange for each of the 10 trading days ending on, and including, the second trading day prior to the date of the Simplex special meeting of stockholders to vote on the merger. Cadence will not issue fractional shares in the merger. Simplex stockholders will receive cash instead of any fractional shares of Cadence common stock in an amount based on the average stock price of Cadence used to calculate the final exchange ratio in the merger. In addition, Cadence will assume all options to purchase Simplex capital stock outstanding under our existing stock option plans, in a number adjusted to reflect the exchange ratio. The consummation of the merger is subject to the approval of our stockholders, receipt of necessary approvals under United States and any applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger is intended to be a tax-free reorganization and will be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles. In accordance with the terms of the merger agreement, if the merger agreement is terminated in connection with an alternative transaction proposal, in certain circumstances we may be obligated to pay Cadence a fee of approximately $15 million and Cadence would have the right to acquire up to 19.9% of our outstanding common stock, at an exercise price of $18 per share, payable at Cadence’s election in cash or shares of Cadence common stock.

Stockholder Rights Plan

         In connection with the proposed merger with Cadence, our board of directors adopted a stockholder rights plan. Under the plan, our board of directors declared a dividend of one right to purchase 1/1000th of a share of our Series A participating preferred stock for each outstanding share of our common stock. The dividend is payable on May 17, 2002, the record date, to stockholders of record as of the close of business on that date. Each right entitles registered stockholders to purchase 1/1000th of a share of our Series A participating preferred stock at an exercise price of $70, subject to adjustment. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In addition, under certain circumstances, we may exchange or redeem the rights. The rights expire on the earlier of May 17, 2012 or the date of the exchange or redemption of the rights.

         In April 2002, we entered into a comprehensive settlement, including product integration plans and cross-licensing agreements with Sequence Design, Inc. pursuant to the terms of, and effective as of the date of, the binding memorandum of understanding entered into with Sequence on March 12, 2002 pertaining to the patent infringement suit brought by Sequence against Simplex in August 2001. As a result of the settlement, the U.S. District Court in Oakland, California issued an order of dismissal. The terms of the settlement were not material to the financial results of Simplex.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding our expectations regarding the likelihood and timing of the completion of the merger with Cadence, the anticipated benefits resulting from the merger, the anticipated tax and accounting treatment of the merger, the impact the announcement of the merger has had on our customers, the impact of conditions in the general economy and the semiconductor industry on our customers’ ability to purchase our products and services, our expectations to increase investment in the design foundry area, research and development and in the area of X Architecture, our expectations relating to general and administrative expenses, our expectations regarding expenses associated with the merger, our expectations for a decline in net interest income, our expectations relating to adequacy of cash resources and the use of cash in operations, our expectations to make investments in complementary companies, our expectations for growth in personnel to continue, our continued dependency on a small number of customers, our expectations regarding future infringement claims and our anticipated increase in sales denominated in the Japanese yen and the euro. These forward-looking statements involve risks and uncertainties that could cause actual results and events to differ materially from those prescribed in any such forward-looking statements. These factors include those listed in the section entitled “Factors That May Affect Future Results of Operations.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

         We provide software and services for the design and verification of integrated circuits to enable our communications, computer and consumer products customers to achieve first-time production success and rapid delivery of complex system-on-chip semiconductors. A system-on-chip, or SoC, is an integrated circuit that includes the computing, memory and communications components that previously had been available only on separate chips. Our customers use our products and services prior to manufacture to design and verify the integrated circuits to help ensure that the integrated circuits will perform as intended, taking into account the complex effects of deep submicron semiconductor physics encountered by system-on-chip designs with geometries at 0.18 micron and below. We completed our initial public offering in on May 2, 2001. Our common stock is traded on the Nasdaq National Market System under the symbol “SPLX.”

         We derive our revenue from software licenses, maintenance, consulting, design foundry services, training and the development of technologies under research and development contracts. Our end customers include microprocessor companies, embedded memory or digital signal processor suppliers, design and engineering service companies, application-specific integrated circuit vendors and application-specific standard products companies building high-end graphics, networking, wireless and communications systems. We report revenue in two categories: license revenue and services revenue. License revenue is derived from product sales to end users and distributors. Services revenue is derived from providing design foundry services, consulting and training, maintenance and support services to end-users and under research and development contracts. License revenue is derived from term and time-based licenses. License revenue from term licenses is recognized upon shipment of the license, if an executed agreement or purchase order has been received, the fee is fixed and determinable and collection is deemed probable. All licenses commence upon execution of a Simplex license agreement. Our standard payment terms are net 30 days. License and maintenance revenue from time-based licenses for a term of one year or less is recognized ratably over the period of the license. Services revenue from consulting, installation and training is recognized as the related services are performed, when collectibility is reasonably assured and the fee is fixed and determinable. Services revenue from maintenance and support agreements are deferred and recognized on a straight-line basis over the term of the related agreement. Payments of maintenance fees are generally made in advance and are nonrefundable. We recognize revenues from research and development and design foundry engineering contracts under the percentage of completion method of accounting based on the estimated stage of completion of the individual contracts.

         Beginning in the fourth quarter of fiscal 2001 and continuing through the second quarter of fiscal 2002, adverse general economic conditions and conditions in the semiconductor industry impacted the ability of our customers to purchase our products and services as uncertainty in their businesses had increased. These conditions have caused our sales cycle to lengthen, customer budgets for research and development to decrease and customer purchases to be delayed or decreased. We expect these conditions in the general economy and in the semiconductor industry to continue to impact adversely our customers’ ability to purchase our products and services in the near future. In addition, since the announcement of our proposed merger with Cadence Design Systems, Inc. on April 24, 2002, we have experienced a reduction in new orders and expect a continued reduction in new orders as a result of customer uncertainty in connection with pricing and product offerings following completion of the merger.

         During the first half of fiscal 2002, nine additional companies joined the Simplex co-sponsored X Initiative, a group of leading companies from throughout the semiconductor industry whose mandate is to promote the availability and fabrication of the new physical design intellectual property called the X

Architecture. The consortium now includes 32 leaders in semiconductor intellectual property, electronic design automation, integrated circuit design services, photomask production and semiconductor equipment and manufacturing.

         In January 2002, we entered into a software OEM license agreement with Cadence Design Systems, Inc. regarding our SoC verification product Fire & Ice® QX. The agreement grants Cadence an exclusive license to distribute Fire & Ice QX and certain future products of ours over a period of 4 years. The exclusivity granted to Cadence does not apply to other current or future products, and excludes products with embedded extraction technology and X Architecture extraction products.

         In January 2002, we acquired the intellectual property assets of the Coyote Systems business from Coventor, Inc., including the AutoIC product line, in order to complement our products and services, for approximately $2.7 million, which included $205,000 of direct transaction costs. The acquisition included the transfer of two employees. The transaction was accounted for as a purchase.

         In April 2002, we entered into a comprehensive settlement agreement, including product integration plans and cross-licensing agreements with Sequence Design, Inc. pursuant to the terms of, and effective as of the date of, the binding memorandum of understanding entered into with Sequence on March 12, 2002 pertaining to the patent infringement suit brought by Sequence against Simplex in August, 2001. As a result of the settlement and licensing agreement, the U.S. District Court in Oakland, California issued an order of dismissal.

Agreement and Plan of Merger

         On April 24, 2002, we announced that we had entered into a merger agreement with Cadence Design Systems, Inc. under which Zodiac Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Cadence, will be merged with and into us, and we will continue as the surviving corporation and a wholly-owned subsidiary of Cadence. Under the merger agreement, each issued and outstanding share of our common stock will be automatically converted into the right to receive between 0.9245 and 0.7563 of a validly issued, fully paid and nonassessable share of Cadence common stock (subject to adjustment to reflect the effect of any stock split, stock dividend, reclassification, recapitalization or the like on Simplex or Cadence stock between April 24, 2002 and the time of the merger). The actual number of shares of Cadence common stock received will depend on the average of the closing prices of one share of Cadence common stock on the New York Stock Exchange for the 10 trading days ending on, and including, the second trading day prior to the date of our special meeting of stockholders to vote on the merger. Cadence will not issue fractional shares in the merger. Simplex stockholders will receive cash instead of any fractional shares of Cadence common stock in an amount based on the average stock price of Cadence used to calculate the final exchange ratio in the merger. In addition, Cadence will assume all options to purchase our capital stock outstanding under our existing stock option plans, in a number adjusted to reflect the exchange ratio. The consummation of the merger is subject to the approval of our stockholders, receipt of necessary approvals under United States and any applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger is intended to be a tax-free reorganization and will be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles. In accordance with the terms of the merger agreement, if the merger agreement is terminated in connection with an alternative transaction proposal, in certain circumstances we may be obligated to pay Cadence a fee of approximately $15 million and Cadence would have the right to acquire up to 19.9% of our outstanding common stock, at an exercise price of $18 per share, payable at Cadence’s election in cash or shares of Cadence common stock.

Stockholder Rights Plan

         In connection with the proposed merger with Cadence, our board of directors adopted a stockholder rights plan. Under the plan, our board of directors declared a dividend of one right to purchase 1/1000th of a share of our Series A participating preferred stock for each outstanding share of our common stock. The dividend is payable on May 17, 2002, the record date, to stockholders of record as of the close of business on that date. Each right entitles registered stockholders to purchase 1/1000th of a share of our Series A participating preferred stock at an exercise price of $70, subject to adjustment. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15 percent or more of our common stock (other than the proposed transaction with Cadence, which is excepted under the plan) while the stockholder rights plan remains in place, then, unless the rights are earlier redeemed by us in accordance with the terms of the rights plan, the rights will become exercisable by the rights holders (except for the acquiring person or group) for shares of our common stock having a market value equal to two times the then-current exercise price. In addition, under certain circumstances, if, after a person or group acquires 15 percent or more of our common stock, we are acquired in a merger or other business combination transaction or 50 percent or more of our consolidated assets or earning power is sold, then, unless the rights are earlier redeemed by us in accordance with the terms of the rights plan, the rights will become exercisable by the rights holders (except for the acquiring person or group) for shares of the acquiring entity having a market value equal to two times the then-current exercise price. We may exchange the rights (other than rights owned by the acquiring person or group) at an exchange ratio of one share of our common stock per right at any time after the rights become exercisable and prior to the acquisition of 50 percent or more of our common stock by such acquiring person or group. We may also, under certain circumstances, redeem the rights at a price of $0.001 per right. The rights expire on the earlier of May 17, 2012 or the date of the exchange or redemption of the rights.

Critical Accounting Policies

Percentage of completion

         Our services business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are generally recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then services margins may be significantly and negatively affected or losses on existing contracts may have to be recognized.

Extended payment terms

         At the time of a revenue transaction, we assess whether our fee is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction, and our history of collections, without offering concessions, for arrangements that are of similar nature. In any event, arrangements with payment terms in excess of one year are deemed not to be fixed and determinable and revenue is recognized only as fees become due.

Impairment of long-lived assets

         Our long-lived assets include property and equipment, goodwill and other intangible assets. In assessing the recoverability of our goodwill and other intangibles we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We determined that no impairment of our long-lived assets was required as of the date of this quarterly report.

Results of Operations

Revenue

         The following table presents certain financial data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenue:

License	40%	53%	44%	50%

Services	60	47	56	50

Total revenue	100%	100%	100%	100%

Cost of revenue:

License	1	1	1	1

Services	30	26	29	30

Total cost of revenue	31	27	30	31

Gross profit	69	73	70	69

Operating expenses:

Research and development	42	32	37	32

Sales and marketing	48	40	44	39

General and administrative	16	12	14	15

Amortization of goodwill and other intangibles	0	13	0	15

Total operating expenses	106	97	95	101

Loss from operations	(37)	(24)	(25)	(32)

Interest and other income (expense), net	3	0	4	1

Interest expense	0	1	0	1

Loss before income taxes	(34)	(25)	(21)	(32)

Provision for income taxes	2	1	1	2

Net loss	(36)%	(26)%	(22)%	(34)%

         Total Revenue. Total revenue decreased by 15% to $9.9 million for the three months ended March 31, 2002 from $11.7 million for the three months ended March 31, 2001. Total revenue increased by 1% to $21.0 million for the six months ended March 31, 2002 from $20.8 million for the six months ended March 31, 2001. Cadence accounted for 18% of total revenue for the three months ended March 31, 2002 and Sanera Systems accounted for 16% of total revenue for the three months ended March 31, 2002. For the three months ended March 31, 2001, Sony accounted for approximately 34% of total revenue. Sanera accounted for approximately 10% of total revenue for the six months ended March 31, 2002 and Sony accounted for approximately 25% of total revenue for the six months ended March 31, 2001. Since the fourth fiscal quarter of 2001, adverse general economic conditions and conditions in the semiconductor industry impacted the ability of our customers to purchase our products and services as uncertainty in their businesses had increased, which resulted in the lower revenue for the three and six months ended March 31, 2002, as compared to same periods last fiscal year. As a percentage of total revenue, license revenue accounted for 40% for the three months ended March 31, 2002 and 53% for the three months ended March 31, 2001. As a percentage of total revenue, license revenue accounted for 44% for the six months ended March 31, 2002 and 50% for the six months ended March 31, 2001. Total revenue from sales to customers outside North America accounted for 19% of total revenue for the three months ended March 31, 2002 and 58% of total revenue for the three months ended March 31, 2001. Total revenue from sales to customers outside North America accounted for 20% of total revenue for the six months ended March 31, 2002 and 50% of total revenue for the six months ended March 31, 2001.

         License Revenue. License revenue decreased by 35% to $4.0 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001. License revenue decreased by 11% to $9.3 million for the six months ended March 31, 2002 from $10.5 million for the six months ended March 31, 2001. This decrease was as a result of a continued general economic slowdown affecting the primary markets for our products. In addition, since the announcement of the proposed merger with Cadence on April 24, 2002, we have experienced a reduction in new orders and expect a continued reduction in new orders as a result of customer uncertainty in connection with pricing and product offerings following the completion of the merger.

         Service Revenue. Service revenue increased by 9% to $6.0 million for the three months ended March 31, 2002 from $5.5 million for the three months ended March 31, 2001. Service revenue increased by 13% to $11.7 million for the six months ended March 31, 2002 from $10.4 million for the six months ended March 31, 2001. Approximately 38% of the increase resulted from an increase in design foundry services and approximately 62% of the increase resulted from increased maintenance revenue from our customer base.

         Our total revenue in the fiscal years ended September 30, 2000 and 2001, and for the twelve months ended March 31, 2002 was comprised of the following:

			Twelve Months Ended
	2000	2001	March 31, 2002

License Revenue:

Term licenses (more than 3 years)	39%	12%	7%

Term licenses (3 years or less)	7%	19%	21%

Time-based licenses (including OEM revenue)	19%	20%	20%

Service Revenue:

Maintenance services	19%	17%	21%

Software services	16%	5%	3%

Design foundry services	0%	27%	28%

Cost of Revenue

         Licenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Other cost of licenses	$0	$24	$12	$27

Amortization of acquired technology	113	113	226	226

Cost of licenses	$113	$137	$238	$253

         Cost of license revenue consists primarily of expenses related to royalties, amortization and maintenance related to acquired or licensed technologies. Excluding amortization of acquired technology, cost of licenses decreased by 100% to $0 for the three months ended March 31, 2002 from $24,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, no licenses were sold which required the payment of royalties. Excluding amortization of acquired technology, cost of licenses decreased by 56% to $12,000 for the six months ended March 31, 2002 from $27,000 for the six months ended March 31, 2001. This decrease in cost of licenses in both three months and six months ended March 31, 2002 resulted from the lower royalties incurred for licensed software included in our products. Including amortization of acquired technology of $113,000 for the three months ended March 31, 2002, cost of licenses were $113,000, or 2.9% of license revenue. Including amortization of acquired technology of $113,000 for the three months ended March 31, 2001, cost of licenses were $137,000, or 2.2% of license revenue. Including amortization of acquired technology of $226,000 for the six months ended March 31, 2002, cost of licenses were $238,000, or 2.6% of license revenue. Including amortization of acquired technology of $226,000 for the six months ended March 31, 2001, cost of licenses were $253,000, or 2.4% of license revenue.

         Services.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Other cost of services	$2,583	$2,321	$5,125	$4,756

Stock-based compensation	418	737	885	1,476

Cost of services	$3,001	$3,058	$6,010	$6,232

         Cost of services revenue consists primarily of personnel expenses, including stock-based compensation expense, costs related to outside consultants, travel and overhead expenses related to program management, software installation, customer and technical support and fees for subcontractors and training. Excluding stock-based compensation expense, cost of services increased by 11% to $2.6 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. Excluding stock-based compensation expense, cost of services increased by 7.7% to $5.1 million for the six months ended March 31, 2002 from $4.8 million for the six months ended March 31, 2001. As a percentage of service revenue, cost of services, excluding stock-based compensation expense, was 43% for the three months ended March 31, 2002 and 42% for the three months ended March 31, 2001. As a percentage of service revenue, cost of services, excluding stock-based compensation expense, was 44% for the six months ended March 31, 2002 and 46% for the six months ended March 31, 2001. There was no major change in the design foundry business cost structure during this period. We anticipate increasing investment in the design foundry area. Including stock-based compensation expense of $418,000 for the three months ended March 31, 2002, cost of services was $3.0 million, or 50% of service revenue. Including stock-based compensation expense of $737,000 for the three months ended March 31, 2001, cost of services was $3.1 million, or 56% of service revenue. Including stock-based compensation expense of $885,000 for the six months ended March 31, 2002, cost of services was $6.0 million, or 51% of service revenue. Including stock-based compensation expense of $1.5 million for the six months ended March 31, 2001, cost of services was $6.2 million, or 60% of service revenue.

Operating Expenses

         Research and Development.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Other research and development	$3,931	$3,220	$7,291	$5,458

Stock-based compensation	266	473	574	1,167
Amortization of acquired technology	5	—	5	—

Research and development	$4,202	$3,693	$7,870	$6,625

         Research and development costs consist primarily of expenses related to the development of new functionality and upgrades of our software products. These expenses include compensation and benefits, including stock-based compensation expense, for software developers, quality assurance personnel and for third-party contract development costs. Excluding stock-based compensation expense, research and development expenses increased by 22% to $3.9 million for the three months ended March 31, 2002 from $3.2 for the three months ended March 31, 2001. Excluding stock-based compensation expense, research and development expenses increased by 34% to $7.3 million for the six months ended March 31, 2002 from $5.5 for the six months ended March 31, 2001. This increase resulted from the hiring of new employees for the continued development of our X Architecture and other products. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense, were 40% for the three months ended March 31, 2002 and 28% for the three months ended March 31, 2001. As a percentage of total revenue, research and development expenses, excluding stock-based compensation expense, were 35% for the six months ended March 31, 2002 and 26% for the six months ended March 31, 2001. Including stock-based compensation expense of $266,000 for the three months ended March 31, 2002, research and development expenses were $4.2 million, or 42% of total revenue. We incurred $473,000 of stock-based compensation expense for research and development for the three months ended March 31, 2001. Including stock-based compensation expense of $574,000 for the six months ended March 31, 2002, research and development expenses were $7.9 million, or 37% of total revenue. We incurred $1.3 million of stock-based compensation expense for research and development for the six months ended March 31, 2001. We intend to further increase investment in research and development in the area of X Architecture to expand our market presence and to increase our technology and product leadership. Therefore, we expect that our research and development expenses will increase in the future.

         Sales and Marketing.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Other sales and marketing	$4,568	$4,423	$8,813	$7,541

Stock-based compensation	179	228	366	686

Sales and marketing	$4,747	$4,651	$9,179	$8,227

         Sales and marketing expenses consist primarily of compensation and benefits, including stock-based compensation expense, for direct sales and marketing personnel, travel cost, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Excluding stock-based compensation expense, sales and marketing expenses increased by 3.3% to $4.6 million for the three months ended March 31, 2002 from $4.4 million for the three months ended March 31, 2001. Excluding stock-based compensation expense, sales and marketing expenses increased by 17% to $8.8 million for the six months ended March 31, 2002 from $7.5 million for the six months ended March 31, 2001. This increase resulted from increased compensation expense due to the expansion of our sales and marketing organization. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, increased to 46% for the three months ended March 31, 2002 from 38% for the three months ended March 31, 2001. As a percentage of total revenue, sales and marketing expenses, excluding stock-based compensation expense, increased to 42% for the six months ended March 31, 2002 from 36% for the six months ended March 31, 2001. This increase resulted from a slowing in revenue growth in the first half of fiscal 2002. Including stock-based compensation expense of $179,000 for the three months ended March 31, 2002, sales and marketing expenses were $4.7 million, or 48% of total revenue. We incurred $228,000 of stock-based compensation expense for the three months ended March 31, 2001. Including stock-based compensation expense of $367,000 for the six months ended March 31, 2002, sales and marketing expenses were $9.2 million, or 44% of total revenue. We incurred $686,000 of stock-based compensation expense for the six months ended March 31, 2001.

         General and Administrative.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Other general and administrative	$1,537	$1,257	$2,826	$2,392

Stock-based compensation	91	133	184	787

General and administrative	$1,628	$1,390	$3,010	$3,179

         General and administrative expenses consist primarily of compensation and benefits, including stock-based compensation expense, for general and administrative employees and fees for professional advisors. Excluding stock-based compensation, general and administrative expenses increased by 22% to $1.5 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. Excluding stock-based compensation, general and administrative expenses increased by 18% to $2.8 million for the six months ended March 31, 2002 from $2.4 million for the six months ended March 31, 2001. This increase was due to additional costs incurred as a result of settlement of the Sequence litigation and being a public company, including annual and other reporting costs, increased director and officer liability insurance costs, investor relations programs, accounting fee and legal fees. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, increased to 15.5% for the three months ended March 31, 2002 from 10.8% for the three months ended March 31, 2001. As a percentage of total revenue, general and administrative expenses, excluding stock-based compensation expense, increased to 13.4% for the six months ended March 31, 2002 from 11.5% for the six months ended March 31, 2001. Including stock-based compensation expense of $91,000 for the three months ended March 31, 2002, general and administrative expenses were $1.6 million, or 16.4% of total revenue. We incurred $133,000 of stock-based compensation expense for the three months ended March 31, 2001. Including stock-based compensation expense of $184,000 for the six months ended March 31, 2002, general and administrative expenses were $3.0 million, or 14.3% of total revenue. We incurred $787,000 of stock-based compensation expense for the six months ended March 31, 2001. In addition to our normal operating expenses, we expect to incur expenses associated with the proposed merger with Cadence over the next two quarters.

         Stock-based Compensation. Amortization of stock-based compensation was $954,000 for the three months ended March 31, 2002 and $1.6 million for the three months ended March 31, 2001. Amortization of stock-based compensation was $2.0 million for the six months ended March 31, 2002 and $4.1 million for the six months ended March 31, 2001. The expense has been allocated to its respective category under cost of revenue, research and development, sales and marketing and general and administrative.

         Amortization of Goodwill and Other Intangibles. Amortization of other intangibles was $118,000 for the three months ended March 31, 2002 of which $113,000 was allocated to cost of licenses. Due to the early adoption of SFAS 142, acquired workforce of $1.9 million has been recharacterized as goodwill and since October 1, 2001 goodwill is no longer being amortized. Amortization of goodwill and other intangibles was $1.6 million for the three months ended March 31, 2001 of which $113,000 was allocated to cost of licenses. Amortization of intangibles was $231,000 for the six months ended March 31, 2002. Amortization of goodwill and other intangibles was $3.3 million for the six months ended March 31, 2001. Amortization of goodwill and other intangibles relates to our acquisitions of Snaketech and Altius and the assets of Coyote Systems. Our acquisition of Snaketech in March 2000 resulted in $5.5 million of goodwill and other intangibles. Our acquisition of Altius in October 2000 resulted in $25.8 million of goodwill and other intangibles. Our purchase of the assets of Coyote Systems in January 2002 resulted in approximately $2.5 million of goodwill and other intangibles.

         Net Interest and Other Income (Expense). Net interest and other income (expense) was $291,000 for the three months ended March 31, 2002 and $24,000 for the three months ended March 31, 2001. Net interest and other income (expense) was $815,000 for the six months ended March 31, 2002 and $124,000 for the six months ended March 31, 2001. Net interest and other income for the six months ended March 31, 2002 includes interest income earned on our cash, cash equivalent and short-term investments balances, offset by interest incurred on capital leases, amortization of debt discount and foreign currency translation loss.

Provision for Income Taxes

         The income tax provision for the six months ended March 31, 2002 was $308,000, which is the result of alternative minimum taxes, foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. No provision for federal and state income taxes has been recorded since inception because we have experienced significant net losses. In light of our cumulative operating losses, we have provided a full valuation allowance for all deferred tax assets since at present we are uncertain whether such deferred tax assets will be realized.

Liquidity and Capital Resources

         Net cash provided by operating activities was $4.0 million for the six months ended March 31, 2002, compared to net cash used of $3.6 million for the six months ended March 31, 2001. Cash provided by operating activities for the six months ended March 31, 2002 resulted primarily from higher cash collections from our customers. Cash used for the six months ended March 31, 2001 resulted primarily from payment of liabilities assumed in the Altius acquisition. This was partially offset by the acquisition of $2.3 million of cash from Altius reported in cash flow from investing activities.

         Net cash used in investing activities was $383,000 for the six months ended March 31, 2002, compared to net cash provided of $913,000 for six months ended March 31, 2001. Cash used in investing activities for the six months ended March 31, 2002 consists primarily of purchases and sales of short-term investments, offset by the purchase of fixed assets. Property and equipment totaling $500,000 has been accrued for as of March 31, 2002 but not paid. Cash provided by investing activities for the six months ended March 31, 2001 consists primarily of cash received in the acquisition of Altius, offset by cash used in the purchases of property and equipment.

         Net cash provided by financing activities was $2.2 million for the six months ended March 31, 2002, compared to net cash provided of $2.6 million for the six months ended March 31, 2001. Cash provided by financing activities for the six months ended March 31, 2002 resulted primarily from the proceeds received from employee stock purchase plan purchases and issuance of common stock pursuant to exercise of stock options. Cash provided by financing activities for the six months ended March 31, 2001 resulted from proceeds received from line of credit.

         We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect to use a portion of our available cash in operations in the upcoming quarter due to a reduction in revenue as a result of current economic and business conditions and as a result of customer uncertainty in connection with the proposed merger with Cadence. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no impact on our financial position, results of operations or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have adopted SFAS 142 starting October 1, 2001. Accordingly, goodwill, including acquired workforce of $2.7 million, has ceased to be amortized at the beginning of fiscal 2002, which will reduce amortization expense by $6.1 million on an annual basis for fiscal year 2002. For pro forma purposes, had SFAS 142 been adopted for the six months ended March 31, 2001, our net loss and net loss per share would have been $4.1 million and $0.75, respectively. Under the transitional requirements we completed an impairment test and determined that no impairment was required.

         In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. We adopted EITF Nos. 00-25 and 01-09 in the quarter ended March 31, 2002 and there was no impact on our financial position, results of operations or cash flows.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 and applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact of adoption of SFAS 144 on our consolidated financial statements.

         In April 2002, the EITF issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (“EITF 01-14”), which is effective for financial statements beginning after December 15, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 01-14 in the quarter ended March 31, 2002 and there was no material effect on our reported results of operations, financial position or cash flows.

Factors That May Affect Future Results of Operations

Risks Related to Our Business

The pending merger with Cadence may not be completed, which would negatively impact our stock price, future business and operations.

         The pending merger with Cadence is subject to a number of closing conditions, including, among other things, the approval by our stockholders of the merger, expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. There can be no assurance that these conditions will be met and the merger will be completed. If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	we would not realize the benefits we expect by being part of a combined company with Cadence;

•	the market price of our common stock would decline to the extent that the current market price of our shares reflects the market assumption that the proposed merger will be completed;

•	we may be obligated to pay Cadence a fee of approximately $15 million if the merger agreement is terminated in certain circumstances in connection with an alternative transaction proposal;

•	the option granted to Cadence to acquire up to 19.9% of our outstanding stock may become exercisable and, if exercised, may make another business combination involving us more difficult;

•	we may experience difficulties in attracting strategic customers and partners who were expecting to use the products and services proposed to be offered by the combined company; and

•	we must pay certain costs related to the merger, such as legal, accounting and financial advisor and printing fees, even if the merger is not completed, which will be substantial.

         Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, it is not certain that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to limited exceptions, we are generally prohibited from soliciting, initiating or knowingly encouraging or entering into a third party acquisition, such as a merger, sale of assets or other business combination with any party other than Cadence.

Whether or not the merger is completed, the announcement of the proposed merger has caused disruptions in our business that could have material adverse effects on our business if the merger is not completed.

         Since our announcement of the merger, certain of our customers have delayed or deferred purchase decisions due to the uncertainty of pricing and product offerings available from the combined company following completion of the merger. Certain of our customers are also customers of Cadence who may be able to obtain preferential pricing from Cadence due to discounts or purchase terms offered by Cadence and particular agreement terms with such customers. We expect this trend to continue. Failure to complete the merger in a timely manner would have a material adverse effect on our business.

         Similarly, current and prospective Simplex employees may experience uncertainty about their future roles with the combined company. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. The extent of this adverse effect could depend on the length of time that elapses prior to completion of the merger or termination of the merger agreement.

We have a history of losses and we have accumulated a deficit of $45.4 million as of March 31, 2002. If we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock which could cause it to decline.

         We have spent significant funds to date to develop and to refine our current technologies and services and to develop our sales and marketing resources. If we are unable to execute on our strategy to become profitable, our stock price could be negatively affected. We have incurred significant operating losses in the past and have not yet achieved profitability. As of March 31, 2002, we had an accumulated deficit of $45.4 million. We expect our future revenue to be negatively impacted by current market and customer conditions and we expect to continue to increase our investment in our next-generation research and development projects and to continue to hire additional people in all areas of our company to support our growing business. We expect the effect of this increase in investment to be mitigated to a certain extent by the adoption of SFAS 142 and the resulting elimination of goodwill amortization, subject to annual impairment assessments. As a result of these factors, to achieve profitability we will need, among other matters, to increase our customer base and to increase the number of and amounts of products and services purchased by our customers. We cannot assure you that we will be able to increase our revenue or operating efficiencies in this manner or otherwise and achieve and maintain profitability. Because we expect to continue to increase our investment in new areas of our business, our investment could outpace growth in our revenue, thus preventing our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

Our recent acquisitions and other strategic transactions have, and future acquisitions and strategic transactions could, require significant management attention and might further distract our management and disrupt our business.

         Our recent acquisitions include Snaketech in March 2000, Altius in October 2000 and the Coyote Systems intellectual property assets from Coventor in January 2002. Additionally, in January 2002 we entered into a software OEM license agreement with Cadence. Transactions such as these require significant management attention, which could distract our management from day to day operations and could disrupt our business. Additionally, if we fail to successfully integrate Snaketech, Altius, the Coyote Systems assets or any future acquisition into our company, the revenue and operating results of the combined company would decline. To realize the benefits of these recent acquisitions, we must continue to integrate Snaketech’s and Altius’ research and development facilities into our existing operations despite differences in culture, language and legal environments, such as the mandated 35 hour work week in France, specific work rules covering the Altius Japan office, and different tax treatments related to the issuance of equity to employees. In addition, we must integrate the Coyote Systems intellectual property assets into our products. Such integration has required and will continue to require significant time and resources to manage, and we may not be able to manage such integration successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We intend to continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we could have difficulty in assimilating that company or division’s personnel and operations, which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, we may have to incur debt or issue equity securities as we have in past acquisitions to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.

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

         The delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. We are currently experiencing an increase in such delays due to the current business and customer environment and as a result of customer uncertainty in connection with the proposed merger with Cadence. When our sales cycle unexpectedly lengthens in general or for one or more large orders, it adversely affects the timing of our revenue, which could cause us not to meet research analysts’ expectations and could cause our stock price to suffer. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

Our maintenance of operations in several different countries exposes us to risks inherent in doing business on an international level that could negatively impact our results of operations.

         We currently operate Altius Solutions, Inc. in California, Simplex Solutions, S.A.S. in France, Simplex Solutions KK in Japan, Simplex Solutions UK, Limited in the United Kingdom and Simplex Solutions GmbH in Germany. Maintenance of these entities subjects us to risks of conducting business internationally which could harm our business, financial condition and results of operations. These risks include, among others:

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

         We generated 20% of our consolidated revenue from sales outside of North America for the six months ended March 31, 2002 and 49% of our consolidated revenue from sales outside North America for the six months ended March 31, 2001. On a fiscal year basis, we generated 47% of our consolidated revenue from sales outside North America in fiscal 2001, 34% of our consolidated revenue from sales outside North America in fiscal 2000 and 23% of our consolidated revenue from sales outside of North America in fiscal 1999. A significant proportion of our international sales to date have been denominated in U.S. dollars. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase the relative costs of our overseas operations which could substantially reduce our operating margins. Any of the above could negatively affect our results of operations.

If we fail to manage our rapid growth successfully, our infrastructure, management and resources could be strained and our ability to effectively manage our business could be diminished and our results of operations could suffer.

         We have grown rapidly since our inception and we need to grow quickly in the future to be successful. Any failure to manage this growth could strain our resources, which would impede our ability to increase revenue and achieve profitability. For example, the number of our employees increased from 69 at September 1999 to 240 at March 2002. This increase in personnel was accompanied by increased resources and management time focused on infrastructure, training and integration. We expect this growth in personnel to continue in certain areas of our business, primarily in research and development, design foundry services and sales and marketing. Further, future expansion could be expensive and strain our infrastructure, management and other resources. To manage growth effectively, we must:

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

Because 10 customers represented approximately 55% of our total revenue for the six months ended March 31, 2002, the loss of any of these customers could substantially adversely impact our revenue.

         We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our 10 largest customers accounted for approximately 55% of our revenue for the six months ended March 31, 2002 and approximately 65% of our revenue for the six months ended March 31, 2001;

•	our 10 largest customers accounted for approximately 57% of our revenue in fiscal 2001 and approximately 53% of our revenue in fiscal 2000; and

•	our two largest customers, Cadence and Sanera, accounted for approximately 18% and 16% of our revenue for the three months ended March 31, 2002, respectively.

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

         Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to our customers’ pre-existing relationships with our potential customers, our operating results could be harmed. The design software industry is comprised of companies that offer software products that are used to facilitate the chip design process. Our products are used to facilitate complex deep submicron chip designs. Our competitors who offer products that are used for other segments of the chip design process often bundle their products together to offer discounts on products competitive with those we offer, making it extremely attractive for our customers or potential customers to use alternative products to ours. In addition, these competitors may not support our effort to integrate our products into their existing software. These competitors include such companies as Avant!, Cadence, Mentor Graphics and Synopsys. In April 2002, we entered into a merger agreement with Cadence. See the section entitled “Agreement and Plan of Merger” above. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed. These risks to our business could be accentuated by consolidation among our competitors. For example, Synopsys recently announced its pending acquisition of Avant!. If successful, this consolidation will create a larger single competitor with greater resources. Consolidation and the creation of larger competitors offering increasingly comprehensive product offerings could limit our ability to penetrate our market and gain additional market share which could cause serious harm to our business.

As the deep submicron market continues to grow, competitors will likely increase their focus on this market and apply substantially greater resources to the development and distribution of design software directly competitive with our software.

         We currently encounter direct competition from competitors such as Avant!, Cadence, Mentor Graphics and Synopsys for design software at deep submicron geometries. In April 2002, we entered into a merger agreement with Cadence. See the section entitled “Agreement and Plan of Merger” above. As the market for design software at 0.18 micron geometries and below continues to grow, some of our competitors may increase their focus on offering design software directly competitive with ours, whether by internal development, external development or acquisition. If competition for software competitive with ours increases, our competitors may attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software in their design flows. If such increased competition were to result in resistance to integration of our software with those of our competitors, our business would be harmed. In addition, success of our business in reliant on the continued growth of the deep submicron market and if the growth of this market slows due to the current economic conditions, it would have a material effect on our business.

Failure to meet the expectations of the industry and our customers for the technological improvements obtainable by use of the X Architecture, or failure of the results of the X Initiative to successfully optimize the supply chain, could disrupt our operations or delay execution of our business plan and consequently harm our business.

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

         Our future success depends on our continuing ability to attract and retain highly qualified technical personnel, particularly engineers, and qualified sales and marketing personnel. If we cannot attract and retain the necessary individuals we may not be able to continue our innovation and sell our products, which could negatively affect our operating results. For instance, during fiscal 2000 and fiscal 1999, we experienced significant difficulty in hiring and retaining engineers qualified to support our current products and develop next generation technologies. We partially addressed our hiring needs through our acquisition of Altius and Snaketech and the assets of the Coyote Systems business from Coventor, Inc., which included the transfer of two employees. Appropriate acquisition targets may not be available in the future and we might not otherwise be able to find adequate personnel. In addition, we have previously experienced significant turnover in our sales force. Any future turnover might adversely impact our revenue. Our recent announcement of our merger with Cadence may be negatively received by certain of our employees which may result in increase turnover or departures. If we are unable to hire and retain qualified personnel in the future, which is particularly difficult in Silicon Valley, our business could be seriously harmed and our operating results could suffer.

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

         Searching for replacements for our key management could divert management’s time and result in increased operating expenses. Most of our executive officers or key employees are not bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be seriously harmed. James D. Behrens, our Executive Vice President of Worldwide Field Operations, left the Company upon arrival of his replacement, Peter Richards, our new Executive Vice President of Worldwide Field Operations, who started his employment with us effective April 1, 2002. We do not believe that Mr. Behrens’ departure will have a material adverse effect on our business.

Any inability to protect our intellectual property adequately could impair our competitive advantage, divert management attention, require additional intellectual property to be developed and/or cause us to incur expenses to enforce our rights.

         Because our products are based on the technology in our software, our success depends on our ability to protect our intellectual property. If we are not able to successfully protect our technology domestically and abroad, our results of operations could suffer. We rely on a combination of patent, copyright, trademark and trade secrets to establish and protect our intellectual property rights. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those with access to our intellectual property to execute nondisclosure agreements with us and restricting access to our technology. We currently have three issued U.S. patents and we have several patent applications pending relating to our technology. We cannot provide any assurance that these applications will be granted. In addition, we cannot assure that, even if granted, third parties have not or will not develop competitive technologies or products without infringing our current patent or any future patents, or that such patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. If such patents are not held valid, our use of technology under such patents could result in a claim of infringement and we may be unable to license the patented technology on commercially reasonable terms, or at all. If we are unable to obtain licenses to technology embedded in our software our business would be materially harmed. Despite our efforts to protect our intellectual property, unauthorized parties, including employees, may attempt to copy our software or obtain and use information we regard as proprietary. Policing unauthorized use of software is difficult, especially internationally. The laws of some foreign countries in which we do business do not protect our intellectual property to as great an extent as do the laws of the United States. Patent infringement and trade secret misappropriation litigation is highly visible and increasing in our industry. As a result of all these factors, our means of protecting our intellectual property may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our intellectual property.

If we are unable to continue to license key third-party technology, our business would be significantly harmed.

         We currently license certain third-party technologies that are critical to our software products. For instance, we currently have license agreements with Computational Applications and System Integration, Inc., Random Logic, Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation which in turn has been acquired by Hewlett-Packard Company) and Chris Terman (an independent contractor who was formerly engaged by us) that are important to our current software products. These and other third-party licenses are generally perpetual but may be terminated upon a material breach, including failure to protect the underlying intellectual property. Some of these technologies would be difficult or impossible to replace in the short term. The loss of the use of these technologies would prevent us from selling a significant portion of our software products, which would materially reduce our revenue and significantly harm our business.

If third parties assert, regardless of merit, that our technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed.

         We expect that, like other software developers, we may increasingly be subject to infringement claims for our verification software and proprietary technologies. These claims could injure our reputation and decrease or inhibit our ability to license or sell our products. Further, claims of infringement relating to our intellectual property, or technology we license from third parties, regardless of merit, might be costly and time-consuming to defend against, could divert management’s attention from the day-to-day operations of our company and could seriously harm our ability to develop and market our products and manage our daily operations. On August 10, 2001, a complaint was filed in the United States District Court for the Northern District of California by Sequence Design, Inc. alleging patent infringement, Sequence Design Inc. v. Simplex Solutions Inc. CO1-20-760. In April 2002, we entered into a comprehensive settlement agreement with Sequence and as a result the U.S. District Court in Oakland, California issued an order of dismissal. Our customer contracts generally require us to indemnify customers for losses resulting from third party infringement claims resulting from the use of our products. Thus, in addition to any claims brought directly against us, we could be responsible to indemnify customers for claims brought against them. The competitive nature of the semiconductor industry and the importance of our software products to our customers’ design flows and competitors’ businesses may contribute to a higher likelihood of being subject to third party claims of infringement.

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

         Future changes in accounting policies, including those affecting revenue recognition, could require the company to change its methods of revenue recognition. Such changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting expectations of securities analysts and investors. Any such shortfalls could have an adverse impact on our stock price.

Risks Related to Our Industry

When the industries into which we sell our products experience recession or other cyclical effects impacting the research and development budgets of our existing and potential customers, our operating results are negatively impacted.

         The primary customers for our products are semiconductor design and manufacturing companies. The recent downturn in our customers’ markets and in general economic conditions have resulted in the reduction of research and development budgets and the delay of software purchases. These reductions and delays have resulted in decreased demand for our products and services and have negatively impacted our business. A significant further decrease in such downturn or a prolonged recession would likely have a material adverse impact on our business in the future. In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, negatively impacted us. Our business is harmed when research and development budgets of our customers are curtailed or when software purchases by our customers are delayed. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. Such industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

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

         In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation when there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our stock option incentives may lose value to key employees and we may lose such employees or be forced to grant additional options to retain such employees, which could result in the following material adverse consequences to us:

•	loss of employees due to negative impact on our option packages;

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	potential compensation charges for the company which could negatively impact our operating results.

We might become subject to litigation by competitors or former employees, which could be costly to defend and could divert management’s attention from focusing on our business and operations.

         We may be subject to claims by competitors for infringement of their intellectual property or former employees for claims related to their employment. Our insurance is limited to specific amounts per claim depending on the type of claim involved. A successful liability claim brought against us in excess of corresponding insurance coverage could be costly, which would harm our business, financial condition and results of operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our securities have not been publicly traded over a long period and our stock price may be subject to significant fluctuations and volatility.

         Our common stock has been publicly traded only since May 2, 2001. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	our ability to complete the merger with Cadence;

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

         Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, in connection with the merger with Cadence, our board of directors recently adopted a stockholder rights plan. Under the plan, we will issue a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on May 17, 2002. The rights will become exercisable only upon the occurrence of certain events and are intended to dilute the stock ownership of a potential hostile acquirer. See the section entitled “Stockholder Rights Plan” above for additional details. Although we believe the stockholder rights plan provides for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, the stockholder rights plan applies even if the offer may be considered beneficial by some stockholders.

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

         As of March 31, 2002, we had $51.3 million of cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates. In addition, the market value of certain fixed income securities in our portfolio fluctuates on the basis of changes in interest rates.

         Our investment policy requires us to invest our funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors, or the Moody's equivalents; and/or

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

         As of March 31, 2002, our cash equivalents consisted primarily of money market funds and U.S. government agency notes, and our short-term investments consisted primarily of U.S. government agency notes.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          On February 14, 2002, the Registrant held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

(a) To elect one Class I director.

Election of Director	Votes For	Votes Against

Larry W. Sonsini	9,949,159	0

          As a result, Mr. Sonsini was re-elected as a Class I director of the Registrant for a three year term. Penelope A. Herscher, Aki Fujimura, Joseph P. Costello, Harvey C. Jones, Jr. and A. Richard Newton continued as directors of the Registrant.

(b) To ratify the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent public accountants for the fiscal year ending September 30, 2002.

Votes For	Votes Against	Votes Abstained

11,394,521	35,255	15,975

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit
Number	Description

2.1(1)	Form of Share Purchase Agreement by and between the Registrant and SnakeTech S.A. dated as of March 13, 2000.

2.2(1)	Agreement and Plan of Reorganization by and among the Registrant, Altius Solutions, Inc. and certain additional parties dated as of October 4, 2000.

2.3(4)	Agreement and Plan of Merger by and among Cadence Design Systems, Inc., Zodiac Acquisition, Inc., a wholly owned subsidiary of Cadence, and the Registrant dated as of April 24, 2002.

2.4(4)	Stock Option Agreement by and between Cadence Design Systems, Inc. and the Registrant dated as of April 24, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Irrevocable Proxy and Voting Agreement entered into by and among Cadence Design Systems, Inc., Zodiac Acquisition, Inc., a wholly owned subsidiary of Cadence, and each of Penelope A. Herscher, Aurangzeb Khan, Harvey C. Jones Jr., A. Richard Newton, Larry W. Sonsini, Joseph B. Costello, Aki Fujimura, Luis P. Buhler, Peter J. Richards and Steven L. Teig dated as of April 24, 2002.

4.3(4)	Preferred Stock Rights Agreement between the Registrant and LaSalle Bank National Association dated as of May 2, 2002.

10.1(1)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers.

10.2(1)	Form of Management Continuity Agreement entered into by and between the Registrant and certain of its officers.

10.3(1)	1995 Stock Plan.

10.4(1)	2001 Incentive Stock Plan.

10.5(1)	2001 Employee Stock Purchase Plan.

10.6(3)	2002 Nonstatutory Stock Option Plan.

10.7(1)	Fourth Amended and Restated Rights Agreement of the Registrant dated as of April 6, 1998.

10.8(1)	Registration Rights Agreement by and between the Registrant and Shareholders of SnakeTech S.A. dated as of March 31, 2000.

10.9(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated as of February 12, 1998.

10.10(1)	Lease Agreement by and between the Registrant and 525 Almanor LLC dated March 1997.

10.11	Amendment No. 1 to Lease agreement by and between the Registrant and 525 Almanor LLC dated January 23, 2002.

10.12	Amendment No. 2 to Lease agreement by and between the Registrant and 525 Almanor LLC dated February 21, 2002.

10.13(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated as of March 30, 1999.

10.14(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated as of January 19, 1999.

10.15(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated as of March 30, 1999.

10.16(1)(5)	Software License Agreement between the Registrant and Computational Applications and System Integration, Inc. dated as of July 15, 1998.

10.17(1)(5)	Software License Agreement between the Registrant and Digital Semiconductor (a business unit of

Exhibit
Number	Description

Digital Equipment Corporation which has been acquired by Compaq Computer Corporation which in turn has been acquired by Hewlett-Packard Company) dated as of September 21, 1995.

10.18(1)(5)	Cross License Agreement between the Registrant and Chris Terman dated as of July 24, 1995.

10.19(6)	Software OEM License Agreement between the Registrant and Cadence Design Systems, Inc. dated as of January 11, 2002.

10.20(1)	Employment Agreement between the Registrant and Aurangzeb Khan dated September 8, 2000.

10.21(1)	Management Continuity Agreement between the Registrant and Luis Buhler dated as of January 20, 1999.

10.22	Management Continuity Agreement between the Registrant and Peter J. Richards dated as of March 21, 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-32487) filed with the Securities Exchange Commission on December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-82676) filed with the Securities Exchange Commission on February 13, 2002.

(4)	Incorporated by reference from the Registrants’s Current Report on Form 8-K (No. 000-32487) filed with the Securities and Exchange Commission on May 7, 2002.

(5)	Confidential treatment granted on portions of this exhibit. An unredacted version of this exhibit has beed filed separately with the Securities and Exchange Commission.

(6)	Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has beed filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K

         On January 31, 2002 the Registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K that listed: (1) on January 16, 2002, the Registrant issued a press release entitled “Cadence to Offer Simplex Extraction Technology” and (2) condensed consolidated statements of operations for the three months ended December 31, 2001 and December 31, 2000 and condensed consolidated balance sheets as of December 31, 2001 and September 30, 2001.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEX SOLUTIONS, INC

	By:	/s/ Luis P. Buhler

Luis P. Buhler Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Form of Share Purchase Agreement by and between the Registrant and SnakeTech S.A. dated as of March 13, 2000.

2.2(1)	Agreement and Plan of Reorganization by and among the Registrant, Altius Solutions, Inc. and certain additional parties dated as of October 4, 2000.

2.3(4)	Agreement and Plan of Merger by and among Cadence Design Systems, Inc., Zodiac Acquisition, Inc., a wholly owned subsidiary of Cadence, and the Registrant dated as of April 24, 2002.

2.4(4)	Stock Option Agreement by and between Cadence Design Systems, Inc. and the Registrant dated as of April 24, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Irrevocable Proxy and Voting Agreement entered into by and among Cadence Design Systems, Inc., Zodiac Acquisition, Inc., a wholly owned subsidiary of Cadence, and each of Penelope A. Herscher, Aurangzeb Khan, Harvey C. Jones Jr., A. Richard Newton, Larry W. Sonsini, Joseph B. Costello, Aki Fujimura, Luis P. Buhler, Peter J. Richards and Steven L. Teig dated as of April 24, 2002.

4.3(4)	Preferred Stock Rights Agreement between the Registrant and LaSalle Bank National Association dated as of May 2, 2002.

10.1(1)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers.

10.2(1)	Form of Management Continuity Agreement entered into by and between the Registrant and certain of its officers.

10.3(1)	1995 Stock Plan.

10.4(1)	2001 Incentive Stock Plan.

10.5(1)	2001 Employee Stock Purchase Plan.

10.6(3)	2002 Nonstatutory Stock Option Plan.

10.7(1)	Fourth Amended and Restated Rights Agreement of the Registrant dated as of April 6, 1998.

10.8(1)	Registration Rights Agreement by and between the Registrant and Shareholders of SnakeTech S.A. dated as of March 31, 2000.

10.9(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated as of February 12, 1998.

10.10(1)	Lease Agreement by and between the Registrant and 525 Almanor LLC dated March 1997.

10.11	Amendment No. 1 to Lease agreement by and between the Registrant and 525 Almanor LLC dated January 23, 2002.

10.12	Amendment No. 2 to Lease agreement by and between the Registrant and 525 Almanor LLC dated February 21, 2002.

10.13(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Aki Fujimura dated as of March 30, 1999.

10.14(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Steven Teig dated as of January 19, 1999.

10.15(1)	Restricted Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement of Luis Buhler dated as of March 30, 1999.

10.16(1)(5)	Software License Agreement between the Registrant and Computational Applications and System Integration, Inc. dated as of July 15, 1998.

10.17(1)(5)	Software License Agreement between the Registrant and Digital Semiconductor (a business unit of Digital Equipment Corporation which has been acquired by Compaq Computer Corporation which in turn has been acquired by Hewlett-Packard Company) dated as of September 21, 1995.

10.18(1)(5)	Cross License Agreement between the Registrant and Chris Terman dated as of July 24, 1995.

10.19(6)	Software OEM License Agreement between the Registrant and Cadence Design Systems, Inc. dated as of January 11, 2002.

10.20(1)	Employment Agreement between the Registrant and Aurangzeb Khan dated September 8, 2000.

10.21(1)	Management Continuity Agreement between the Registrant and Luis Buhler dated as of January 20, 1999.

10.22	Management Continuity Agreement between the Registrant and Peter J. Richards dated as of March 21, 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-45504), as amended, declared effective by the Securities and Exchange Commission on May 1, 2001.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-32487) filed with the Securities Exchange Commission on December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-82676) filed with the Securities Exchange Commission on February 13, 2002.

(4)	Incorporated by reference from the Registrants’s Current Report on Form 8-K (No. 000-32487) filed with the Securities and Exchange Commission on May 7, 2002.

(5)	Confidential treatment granted on portions of this exhibit. An unredacted version of this exhibit has beed filed separately with the Securities and Exchange Commission.

(6)	Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has beed filed separately with the Securities and Exchange Commission.